Form 10-K
period 1993-12-31
AMERITECH CORP /DE/
filed 1994-03-31
CIK 732715

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)......FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-8612

                             AMERITECH CORPORATION

 A DELAWARE CORPORATION         I.R.S. Employer No.
                                    36-3251481

                             30 SOUTH WACKER DRIVE
                            CHICAGO, ILLINOIS 60606
                         TELEPHONE NUMBER 312-750-5000

Securities registered pursuant to Section 12(b) of the Act: Common Stock (Par
           Value $1.00 Per Share) Preference Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Exchanges on which registered: Common Stock: New York, Chicago, Boston, Pacific and Philadelphia Preference Stock Purchase Rights: New York

     Based on the average sales price on February 28, 1994, the aggregate market value of the voting stock held by non-affiliates was $22,074,804,907.

     At February 28, 1994, 547,626,021 common shares and preference stock purchase rights were outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/          No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the year ended December 31, 1993 (Part II).

(2) Portions of the registrant's definitive proxy statement dated March 1, 1994 issued in connection with the annual meeting of shareowners (Part III).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

ITEM                                                                                       PAGE
- ----                                                                                       ----
 1.     Business........................................................................     1
 2.     Properties......................................................................    11
 3.     Legal Proceedings...............................................................    12
 4.     Submission of Matters to a Vote of Security Holders.............................    12
                                            PART II
 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........    14
 6.     Selected Financial and Operating Data...........................................    14
 7.     Management's Discussion and Analysis of Financial Condition and Results of          14
        Operations......................................................................
 8.     Financial Statements and Supplementary Data.....................................    14
 9.     Changes in and Disagreements with Accountants on Accounting and Financial           14
        Disclosure......................................................................
                                           PART III
10.     Directors and Executive Officers of the Registrant..............................    15
11.     Executive Compensation..........................................................    15
12.     Security Ownership of Certain Beneficial Owners and Management..................    15
13.     Certain Relationships and Related Transactions..................................    15
                                            PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................    15

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

     Ameritech Corporation (Ameritech or the Company), incorporated in 1983 under the laws of the State of Delaware, with its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000), is a leading supplier of full service communications and advanced information services, primarily to 12 million customers in the Midwest. It also has interests in New Zealand, Hungary, Norway, Poland and other international areas.

     Ameritech is the parent of Illinois Bell Telephone Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company; and Wisconsin Bell, Inc.; hereinafter referred to as the "landline telephone companies," as well as several other communications businesses.

     In 1993, Ameritech restructured its five geographically based landline telephone companies and two other related businesses into a structure of customer-specific business units supported by a single, regionally coordinated network unit. The five Bell companies continue to function as legal entities, owning Bell company assets in each state, and continue to be regulated by the individual state public utility commissions. Products and services are now marketed under a single common brand identity, "Ameritech," rather than using the "Bell" name. While the Ameritech logo is now used to identify all the Ameritech companies, the landline telephone companies are sometimes regionally identified and hereinafter referred to by using "Ameritech" with the name of the state in which they operate, for example, "Ameritech Illinois."

TELECOMMUNICATIONS

     Ameritech is engaged in the business of furnishing a wide variety of advanced telecommunications services, including local exchange and toll service, network access and telecommunications products, to 12 million business and residential customers in the Great Lakes region. Exchange telecommunications service refers to intraLATA service, defined below, which includes usage services as well as local service.

     In connection with the divestiture described below, all Bell System territory within the continental United States was divided into 161 geographical areas which have been termed Local Access and Transport Areas (LATAs). These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which the former Bell operating communications company subsidiaries (Bell Companies) of American Telephone and Telegraph Company (AT&T) may provide telephone service. Since January 1, 1984, the Bell Companies have provided two basic types of telecommunications services. First, the Bell Companies transport telecommunications traffic between telephones and other customer premises equipment located within the same LATA (intraLATA service), which can include toll service as well as local service. Second, the Bell Companies provide exchange access service, which links a subscriber's telephone or other equipment to the network of transmission facilities of interexchange carriers, which in turn provide telecommunications service between LATAs (interLATA service).

AMERITECH'S BUSINESS UNITS AND NETWORK SERVICES

     The following is a description of the business and network services units at March 30, 1994.

     Local, regional and national business advertisers seeking to reach businesses or households with information are the customers of the Advertising Services Unit which connects buyers and sellers of goods and services by providing advertising in printed telephone directories, specialized printed guides and electronic advertising services across the United States and Europe.

     The Cellular Services Unit provides cellular and other wireless communications to customers using Ameritech's nearly 1 million cellular lines and 500,000 paging units in eight Midwestern states and Hawaii.

This unit also identifies and pursues new wireless services such as data transmission and personal communications services (PCS).

     The Consumer Services Unit provides communications services for 10.8 million residential customers.

     The Custom Business Services Unit offers to 200 of Ameritech's largest and most sophisticated customers custom communications and information technology solutions, as well as the full complement of Ameritech products, through a single, dedicated sales and service account team well versed in the sophisticated business needs of each customer.

     The Enhanced Business Services Unit offers packaged communications solutions to more than 50,000 medium-sized and large business customers. These innovative solutions are tailored to the needs of specific industries, such as health care, education, manufacturing, government and financial services.

     The Small Business Services Unit delivers innovative telecommunications solutions for approximately 1 million small businesses in the Ameritech region.

     Customers of the Information Industry Services Unit are the more than 2,500 communications network and information services providers that buy services from Ameritech and use them as components in offerings to their own customers. This unit assists these customers as they use the Ameritech network and other innovative services that enable them to offer their customers new ways to obtain and share information.

     The Leasing Services Unit supports the sale of Ameritech products and services by providing competitive, value-added financing, primarily to large and medium-sized businesses and government units. Ameritech has financed more than $1 billion worth of equipment and services since 1984.

     The Long Distance Industry Services Unit provides network access through switched and special access services, as well as other service options such as end user billing, to approximately 140 long distance companies.

     The Pay Phone Services Unit makes it easier for "people in motion" to communicate while on the go. Customers are the millions of callers who use Ameritech's more than 200,000 pay phones for coin, calling card and operator assisted calls, and over 100,000 agents who have Ameritech pay phones on their premises.

     For local exchange carriers, including 263 in the Ameritech region, the Telephone Industry Services Unit provides products and services including access, usage, directory assistance, operator services and 800 data base access. This unit also manages the costs of the services that Ameritech purchases from the independent telephone companies in the region.

     The International Unit focuses technological and financial strength on business opportunities in communications and information systems around the world. With interests in Poland, Norway, Hungary and New Zealand, this unit invests in entities that provide customers with cellular services, telephone services and pay TV services.

     Supporting the 12 business units, the Network Services Unit builds and maintains an advanced network and information technology infrastructure to meet business unit service expectations, and those of their customers, while improving overall cost performance.

INVESTMENTS IN INTERNATIONAL MARKETS

     In December 1993, Ameritech, with its partner, Deutsche Bundespost Telekom of Germany (Deutsche Telekom), Europe's largest communications carrier, announced a major expansion of its international presence with an investment in MATAV, the Hungarian telephone company. Ameritech and Deutsche Telekom will have equal ownership totaling approximately 30 percent of the company. The Hungarian government owns the majority of the remaining 70 percent. Ameritech and its partner were selected by the Hungarian government from among several other leading telecommunications companies. MATAV, which is the principal provider of local, long distance and international telephone service and the controlling shareowner in a cellular venture using GSM (Global System for Mobile Communications) digital technology, is the first state-owned telecommunications company to be privatized in Eastern and Central Europe.

MATAV has approximately 1.5 million customer lines in a country of 10.5 million people. MATAV plans to double the number of lines by the year 2000. Ameritech may increase its investment in MATAV if the government proceeds with plans to reduce its holdings.

     In September 1993, Ameritech and its partners in the Norwegian firm NetCom GSM inaugurated service to Oslo, the central and eastern areas of Norway and several other major cities, on the first privately supplied cellular communications system in the country. In 1992, Ameritech and Singapore Telecom, the government-owned telecommunications and postal operator in Singapore, agreed to acquire an equal interest in NetCom totaling an effective 49.9 percent. Their agreement with NetCom includes a management service contract under which Ameritech and Singapore Telecom provide their skills and expertise in constructing and operating the system. Nationwide coverage by the NetCom system is expected within four years. NetCom officials estimate that the usage of GSM service in Norway currently is growing at 35 percent per year and that service could be extended to 700,000 Norwegian customers over the next 10 years. Norway is one of the leaders in Europe in per capita use of mobile telephones.

     In June 1992, an Ameritech consortium began operating a cellular system in Poland after being selected by that country's government in an international competitive bidding process. Ameritech and France Telecom, in partnership with Telekomunikacja Polska S.A., Poland's state-owned telephone company, created the joint venture, Polska Telefonia Komorkowa (PTK), to build the nationwide cellular system. The government's terms for the cellular license include 51 percent ownership of the joint venture by Telekomunikacja Polska, with Ameritech and France Telecom taking equal shares of the remainder. The cellular network developed by PTK, which markets the system under the name "Centertel," was serving Warsaw and 15 other major cities by the end of 1993 and is expected to cover the entire country within four years.

     In September 1990, Ameritech and Bell Atlantic Corporation (Bell Atlantic) purchased Telecom Corporation of New Zealand Limited (New Zealand Telecom), New Zealand's state-owned principal supplier of domestic and international telecommunications services, including mobile telephone and directory services, to 1.5 million customers. At the time of the purchase, the New Zealand government required Ameritech and Bell Atlantic to agree to reduce their combined ownership position of New Zealand Telecom to not more than 49.9 percent of the then outstanding shares by September 12, 1994. After stock sales, which were completed by September 1993, Ameritech has a 24.8 percent interest in the company.

     Ameritech and Bell Atlantic, along with two leading cable television system operators, Tele-Communications, Inc. and Time Warner's American Television and Communications unit, own a 51 percent interest in Sky Network Television Limited of New Zealand (Sky). Sky provides multi-channel pay television services in New Zealand, using three UHF channels for movies, sports and news programming in a number of areas including Greater Auckland, the country's largest metropolitan market, Wellington, the capital of New Zealand, and other cities. Ameritech owns a 24.5 percent interest in the partnership which holds the 51 percent interest in Sky.

OTHER BUSINESS DEVELOPMENTS

     In December 1993, Ameritech entered into an agreement with General Electric Company (GE) under which Ameritech will invest approximately $472 million in a new company that will include the assets of GE Information Services, a global leader in electronic commerce and electronic data interchange (EDI). Ameritech's investment will be in the form of a four-year convertible debenture, which, if legal restrictions are removed, will convert into a 30 percent equity position. The new company will develop and market on a worldwide basis information services products that facilitate intercompany communication and electronic commerce, a business that is growing at a double-digit pace. Electronic commerce links companies and internal organizations to each other and to customers, suppliers, banks, financial services providers and distributors in virtual electronic trading communities to simplify day-to-day transactions. Typical electronic commerce applications involve order entry and processing, invoicing, electronic payment, inventory management, cargo tracking, E-mail, electronic catalogs and point-of-sale data gathering. The transaction is scheduled to close in 1994.

     Ameritech, in an arrangement with Household International, Inc. (Household), offers a no fee, dual-purpose credit card and calling card, the Ameritech CompleteSM Card. Consumers may use the card to charge telephone calls as well as retail goods and services. The Complete card has no annual fee, competitive interest rates, and a 10 percent cash back offer from Household for all calling card calls made by dialing "0" plus the telephone number. Under the arrangement between the companies, Household owns and finances the credit card receivables and Ameritech funds certain marketing expenses. Since its introduction in 1991, the Complete card has attracted approximately 700,000 cardholders.

RESEARCH AND DEVELOPMENT

     Ameritech owns an equal one-seventh interest in Bell Communications Research, Inc. (Bellcore) with the other six regional holding companies (collectively, the RHCs) formed in connection with the court-ordered divestiture described below. Bellcore furnishes the RHCs with technical assistance, such as network planning, engineering and software development (including applied research), provided most effectively on a centralized basis. Bellcore is also a central point of contact for coordinating the efforts of the RHCs in meeting national security and emergency preparedness requirements of the Federal government.

CONSENT DECREE AND LINE OF BUSINESS RESTRICTIONS

     On August 24, 1982, the U.S. District Court for the District of Columbia (Court) approved and entered a consent decree entitled "Modification of Final Judgment" (Consent Decree), which arose out of antitrust litigation brought by the Department of Justice (DOJ), and which required AT&T to divest itself of ownership of those portions of its wholly owned Bell Companies that related to exchange telecommunications, exchange access and printed directory advertising, as well as AT&T's cellular mobile communications business. On August 5, 1983, the Court approved a Plan of Reorganization (Plan) outlining the method by which AT&T would comply with the Consent Decree. Pursuant to the Consent Decree and the Plan, effective January 1, 1984, AT&T divested itself of, by transferring to Ameritech, its 100 percent ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech landline telephone companies as well as a cellular mobile communications service company.

     The Consent Decree, as originally approved by the Court in 1982, provided that the Bell Companies could not, directly or through an affiliated enterprise, provide interLATA telecommunications services or information services, manufacture or provide telecommunications products, or provide any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the Bell Companies to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

     The Consent Decree provided that the Court could grant a waiver to a Bell Company or its affiliates to engage in an otherwise prohibited line of business upon a showing to the Court that there is no substantial possibility that the Bell Company could use its monopoly power to impede competition in the market it seeks to enter. The Court has, from time to time, granted waivers to Ameritech's landline telephone companies and the other Bell Companies to engage in various activities.

     The Court's order approving the Consent Decree provided for periodic reviews of the restrictions imposed by it. Following the first triennial review, in decisions handed down in September 1987 and March 1988, the Court continued the prohibitions against Bell Company manufacturing of telecommunications products and provision of interLATA services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses.

     In April 1990, a Federal appeals court affirmed the Court's decision continuing the restriction on Bell Company entry into interLATA services and the manufacture of telecommunications equipment, but directed the Court to review its ruling that restricted RHC involvement in the information services business and to determine whether removal of the information services restriction would be in the public interest. In July 1991, the Court lifted the information services ban, but stayed the effect of the decision pending outcome of the appeals process. Soon after, the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the Bell Companies to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

     Members of Congress and the White House are intensifying efforts to enact legislative reform of telecommunications policy in order to stimulate the development of a modern national information infrastructure to bring the benefits of advanced communications and information services to the American people.

CAPITAL EXPENDITURES

     Capital expenditures represent the single largest use of Company funds. By reinvesting in the telecommunications core business, the Company expects to be able to introduce new products and services, respond to ever increasing competitive challenges and increase the operating efficiency and productivity of the network.

     Capital expenditures by all the Ameritech companies since January 1, 1989, were approximately as follows:

                                                                (DOLLARS IN MILLIONS)
               1989..........................................          $ 2,015
               1990..........................................          $ 2,154
               1991..........................................          $ 2,200
               1992..........................................          $ 2,267
               1993..........................................          $ 2,108

     Responding to the market needs for cost-effective technology, Ameritech's capital expenditures for landline telephone operations decreased $265 million in 1993. The cellular services portion of the Company's capital expenditures increased $106 million in 1993 resulting from plans to expand service and offer new data and digital services. Network modernization expenditures occurred in all the states where the Company provides service.

     Expanding on the aggressive deployment plan it began in 1992, in January 1994 Ameritech unveiled a multi-billion dollar plan for a digital network to deliver video services. The Company is launching a digital video network upgrade, subject to certain regulatory approvals, that by the end of the decade will enable 6 million customers in its region to access interactive information and entertainment services, as well as traditional cable TV services, from their homes, schools, offices, libraries and hospitals. The video network upgrade will increase Ameritech's capital spending over the next 15 years by $4.4 billion, to a total of approximately $29 billion. The Company expects to fund most of this amount by reducing capital expenditures in its core landline business. Capital expenditures anticipated in the first three years of the video upgrade total approximately $400 million. The video network concept, along with other competitive concerns, is discussed on page 10.

     Anticipated capital expenditures for the Company including all subsidiaries approximate $1.9 billion for 1994. This amount excludes any capital expenditures that may occur in 1994 related to the above described video network upgrade program.

CUSTOMER LINES

     As of December 31, 1993, 66 percent of the Company's customer lines were served by digital switches and virtually all its lines had been converted to equal access. In addition, the Company had installed 802,000 miles of fiber-optic lines. The number of customer lines in the Ameritech region served by the Ameritech landline telephone companies increased 3.3 percent from 17.0 million at December 31, 1992 to 17.6 million at December 31, 1993, including business lines, which grew 6.1 percent from 5.1 million to 5.4 million, and residential line service, which increased 2 percent from 11.4 million to 11.6 million. As of December 31, 1993, there were 295 customer lines in service per landline telephone company employee.

     Sizable areas within the five-state region are served by nonaffiliated telecommunications companies. Ameritech does not furnish local service in those areas or localities served by such companies.

     The following table sets forth the number of customer lines served by Ameritech at the end of the year:

CUSTOMER LINES IN SERVICE

                                                        1993      1992      1991      1990      1989
                                                       ------    ------    ------    ------    ------
                                                                       (IN THOUSANDS)
Ameritech Illinois..................................    5,763     5,586     5,460     5,360     5,232
Ameritech Indiana...................................    1,855     1,770     1,711     1,670     1,619
Ameritech Michigan..................................    4,563     4,431     4,314     4,242     4,150
Ameritech Ohio......................................    3,481     3,380     3,314     3,268     3,214
Ameritech Wisconsin.................................    1,898     1,834     1,785     1,738     1,684
                                                       ------    ------    ------    ------    ------
       Total........................................   17,560    17,001    16,584    16,278    15,899
                                                       ------    ------    ------    ------    ------
                                                       ------    ------    ------    ------    ------

REGULATORY ENVIRONMENT

     FCC Regulatory Jurisdiction

     The Ameritech landline telephone companies are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to intraLATA interstate services, interstate access services and other matters. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and non-regulated services, depreciation rates (for interstate services) and the principles and standard procedures (separations procedures) used to separate property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to services under the jurisdiction of the respective state regulatory authorities.

     For certain companies, including the Ameritech landline telephone companies, interstate services regulated by the FCC are covered by a price cap plan. The plan creates incentives to improve productivity over benchmark levels in order to retain higher earnings. Price cap regulation sets maximum limits on the prices that may be charged for telecommunications services but also provides for a sharing of productivity gains. Earnings in excess of 12.25 percent will result in prospective reductions of the price ceilings on interstate services.

     In January 1994, the FCC began a scheduled fourth-year comprehensive review of price cap regulation for local exchange companies.

     Intrastate Rates and Regulation

     The Ameritech landline telephone companies, in providing communications services, are also subject to regulation by state commissions in all of the states in which they operate with respect to intrastate rates and services, depreciation rates (for intrastate services), issuance of securities and other matters. The increasing effects of competitive market forces are being recognized by state legislatures and state regulatory agencies. Legislation has been passed in the Company's five state region which will permit reduced regulation or deregulation of telephone companies and services as they become competitive.

     Intrastate rate restructuring and repricing activities have been or are being undertaken by all Ameritech landline telephone companies, which are intended to alter the traditional pricing methods by de-averaging and restructuring rates towards cost-based pricing. In addition, Ameritech has actively pursued a policy of incentive regulation at the state and federal levels. No general intrastate rate increases have been authorized for the landline telephone companies since 1985. Presently, there are no pending requests for general rate increases.

     Unless otherwise indicated, the changes in revenues resulting from the principal changes in intrastate rates since January 1, 1990, referred to below, are stated on an annual basis and are estimates without adjustment for subsequent changes in volumes of business.

     In May 1992, the Illinois General Assembly voted to revise the Universal Telephone Service Protection Law of 1985. The new law enables the Illinois Commerce Commission (ICC) to approve alternative regulation of any type, subject to explicit policy goals. In addition, the law transfers authority over intraLATA equal access dialing arrangements to the ICC. In the realm of competitive pricing, the law requires that telephone companies providing essential facilities impute the rate charged for those facilities to themselves and that telephone companies are required to apportion overhead and embedded costs between competitive and noncompetitive services. The law remains in effect until July 1, 1999. In December 1992, Ameritech Illinois filed a petition with the ICC proposing a price regulation plan which features a price cap mechanism under which future rate changes would be subject to a predetermined formula reflecting factors such as inflation and productivity improvement. If the plan is adopted, increases in basic residential rates will be prohibited for a three-year period. A decision by the ICC is expected during the second quarter of 1994.

     In March 1990, the Michigan Public Service Commission (MPSC) issued an order in which it adopted an incentive regulation plan authorizing Ameritech Michigan a return-on-equity range of 12.25 percent to 13.25 percent. The order also established the following sharing arrangement: earnings between 13.25 percent and 14.25 percent to be shared 25 percent with customers, 25 percent with Ameritech Michigan, and 50 percent dedicated to special construction programs; earnings between 14.25 percent and 17.25 percent to be shared 25 percent with customers, 50 percent with Ameritech Michigan, and 25 percent to construction; earnings above 17.25 percent to be shared 75 percent with customers and 25 percent with Ameritech Michigan. The MPSC action resulted in a revenue reduction of about $18.5 million annually. Of this amount, $14.5 million resulted from the change in authorized return. The Michigan Telecommunications Act of 1991 (Act), which became effective as of January 1, 1992 for a four-year period, removes traditional rate-of-return regulation as of that date. It gives Ameritech Michigan flexibility to adjust prices and introduce new services without regulatory approval. The law capped basic local residential service rates at current levels for two years and allows for expedited approval of increases in such rates after that period if the increase does not exceed a formula related to the Consumer Price Index (CPI). The law allows new usage charges for local calls in excess of a monthly call allowance for most residential customers. Long distance (toll) rates are capped for the four-year life of the Act at those in effect at the end of 1991, unless carrier access charges are increased during that period. The Act instituted a streamlined system for changes to basic rates, depending on the size of the change. Rate changes which do not exceed 1 percent less than the change in the CPI may be put in place after 90 days notice unless the MPSC takes further action, but proposed rate changes greater than 1 percent less than the CPI change require MPSC approval. As a direct response to this new pricing flexibility, Ameritech Michigan immediately reduced intraLATA message toll rates by $20 million effective January 1, 1992. An additional reduction of over $20 million was implemented in December 1992. Two new calling plans were introduced in 1992. Overall, the reductions and discount plans will amount to a cut of more than 12 percent in prices residence and business customers pay for long distance calls within LATAs.

     In September 1990, Ameritech Wisconsin adopted a Public Service Commission of Wisconsin (PSCW) approved innovative regulatory plan, effective October 1, 1990, under which the rate-of-return on equity is set at 13.75 percent and the company's revenues are not subject to refund. This trial plan, which was to remain in effect until December 31, 1993, has been extended while the PSCW reviews a new price regulation plan. In February 1994, bills were introduced in the Wisconsin legislature that, if passed, would replace rate-of-return regulation with price regulation for companies choosing it. In September 1992, Ameritech Wisconsin eliminated business Touch-Tone charges reducing local service revenues by approximately $4 million annually. In March 1993, the PSCW reached a decision concerning inside wire and moratorium refund issues. In April 1993, Ameritech Wisconsin commenced refunding $22.5 million to residence, business customers and interexchange carriers in the form of credits and rate reductions.

     In January 1993, the Public Utilities Commission of Ohio (PUCO) adopted new rules governing the rates and services of local exchange companies, including a process to change rates with faster, less tedious PUCO review. The new guidelines established a procedure for companies to file individual plans for alternative regulation. In June 1993, Ameritech Ohio filed its "Advantage Ohio" price regulation plan with the PUCO. Under the plan, future overall rate changes would be subject to price ceilings based on inflation, Ameritech Ohio's productivity and service quality, and significant tax law or accounting rule changes. The plan will also provide for the ability to flexibly price competitive services and discretionary services within the boundary of the price ceilings. The proposed plan will include significant infrastructure investment and pricing commitments. The PUCO's decision on the plan is expected in 1994.

     As a result of an agreement on a settlement with the Indiana Utility Regulatory Commission (IURC), Touch-Tone rates were reduced by $6 million in 1992. In Indiana, state law permits the IURC to adopt alternatives to rate-of-return regulation. In February 1994, Ameritech Indiana and consumer representatives announced a wide-ranging agreement to speed development of an advanced communications system in Indiana, make Indiana a national leader in the use of technology to improve education, provide Ameritech regulatory flexibility, remove the cap on earnings, reduce local phone charges, and cap basic rates for three years. The agreement, reached in settlement of Ameritech Indiana's "Opportunity Indiana" regulatory reform initiative, which was proposed in May 1993, still requires approval of the IURC.

ACCESS CHARGE ARRANGEMENTS

     Interstate Access Charges

     The Ameritech landline telephone companies provide access services for the origination and termination of interstate telecommunications. The access charges are of three types: common line, switched access and trunking.

     The common line portion of interstate revenue requirements are recovered through monthly subscriber line charges and per minute carrier common line charges. The carrier common line rates include recovery of transitional and long-term support payments for distribution to other local exchange carriers. Transitional support payments were made over a four-year period which ended on April 1, 1993. Long-term support payments will continue indefinitely.

     Effective January 1, 1994, rates for local transport services were restructured and a new "trunking" service category was created. Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a local exchange carrier's serving wire center and an Ameritech end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and an Ameritech end office where multiplexing occurs. High volume customers generally use the flat-rated dedicated facilities associated with special access, while usage-sensitive rates apply for lower-volume customers that utilize a common switching center.

     Local transport rate elements for switched services assess a flat monthly rate and a mileage-sensitive rate for the physical facility between the customer's point of termination and the end office, a usage-sensitive and mileage-sensitive rate assessed for the facilities between the end office through the access tandem to the customer's serving wire center, and a minute of use charge assessed to all local transport. The flat rate transport rates and structure generally mirror special access rate elements. Customers can order direct transport between the serving wire center and the access tandem or end office, and tandem switched transport between the access tandem and the end office.

     Special access charges are monthly charges assessed to customers for access to interstate private line service. Charges are paid for local distribution channels, interoffice mileage and optional features and functions.

     State Access Charges

     Compensation arrangements required in connection with origination and termination of intrastate communications by interexchange carriers are subject to the jurisdiction of the state regulatory commissions. The Ameritech landline telephone companies currently provide access services to interexchange carriers authorized by the state regulatory commissions to provide service between local serving areas pursuant to tariffs which generally parallel the terms of the interstate access tariffs. In the event interexchange carriers are authorized by the state regulatory commissions to provide service within their local serving areas, the

Ameritech landline telephone companies intend to provide access service under the same tariffs applicable to intrastate services provided by such carriers between the landline telephone companies' local serving areas.

     Separate arrangements govern compensation between Ameritech telephone companies and independent telephone companies for jointly provided communications within Ameritech's local serving areas and associated independent telephone company exchanges. These arrangements are subject to the jurisdiction of the FCC and the state regulatory commissions.

COMPETITION

     Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products and the number of companies offering such services. Market convergence, already a reality, is expected to intensify.

     The FCC has taken a series of steps that are expanding opportunities for companies to compete with local exchange carriers in providing services under the FCC's jurisdiction. In September 1992, the FCC mandated that local exchange carriers provide network access for special transmission paths to competitive access providers, interexchange carriers and end users. In February 1993, Ameritech filed a tariff with the FCC, which was effective in May, making possible this type of interconnection. In August 1993, the FCC issued an order that permits competitors to interconnect to local telephone company switches. Under the new rules, certain telephone companies must allow all interested parties to terminate their switched access transmission facilities at telephone company central offices, wire centers, tandem switches and certain remote nodes. Ameritech filed a tariff in November 1993 to effect that change in February 1994.

     Ameritech is seeking opportunities to compete on an equal footing. Although the Company is barred from providing interLATA and nationwide cable services, its competitors are not. Cellular telephone and other wireless technologies are poised to bypass Ameritech's local access network. Cable providers, who currently serve more than 80 percent of American homes, could provide telephone service and have expressed their desire to do so. Certain interexchange carriers and competitive access providers have demonstrated interest in providing local exchange service. Ameritech's plan is to facilitate competition in the local exchange business in order to compete in the total communications marketplace.

CUSTOMERS FIRST: AMERITECH'S ADVANCED UNIVERSAL ACCESS PLAN

     In 1993, Ameritech embarked on a long-range restructuring with the intent of dramatically changing the way it serves its customers, and in the process altered its corporate framework, expanding the nature and scope of its services and supporting the development of a fully competitive marketplace. In March, Ameritech filed a plan with the FCC to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services -- voice, data and video information. This effort is called the Customer First Plan.

     Ameritech proposes to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale, in exchange for the freedom to compete in both its existing and currently prohibited businesses. Ameritech has requested regulatory reforms to match the competitive environment as well as support of its efforts to remove restraints, such as the interLATA service restriction, which currently restrict its participation in the full telecommunications marketplace. In addition, the Company asks for more flexibility in pricing new and competitive services and replacement of caps on earnings with price regulation. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for interexchange service.

     To demonstrate conclusively the substantial customer and economic benefits of full competition, in December 1993 Ameritech proposed a trial of its plan, beginning in 1995. The Company has petitioned the DOJ to recommend Federal District Court approval of a waiver of the long distance restriction of the Consent Decree so that Ameritech can offer interexchange service. At the same time, Ameritech would facilitate the development of local communications markets by unbundling the local network and integrating competitors' switches. The trial would begin in Illinois in the first quarter of 1995 and would last indefinitely. Other states could be added over time. If the trial is approved by the DOJ, the request must be acted on by the Court which retains jurisdiction over administering the terms of the Consent Decree. In February 1994, Ameritech filed tariffs with the ICC that propose specific rates and procedures to open the local network in Illinois. Approval could take up to 11 months.

     The Company has received broad support for the plan from Midwest elected officials, national and Midwest business leaders and education, health industry, economic development and consumer leaders. The national and local offices of the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) also support the plan.

     Ameritech has alternative regulatory proposals pending with the state regulatory commissions in its region to support implementation of the plan. These proposals are discussed on pages 7 and 8 in Intrastate Rates and Regulation.

MICHIGAN INTRALATA LONG DISTANCE SERVICE ORDER

     On July 31, 1992, MCI Telecommunications Corporation (MCI) filed a complaint with the MPSC seeking "1+" intraLATA dialing parity for all toll competitors of Ameritech Michigan alleging that current dialing arrangements violated the Michigan Telecommunications Act. Callers in Michigan must currently dial "10" plus a three digit access code to use the services of Ameritech's intraLATA toll competitors. The MPSC dismissed MCI's complaint finding no statutory violations. However, as a result of subsequent proceedings in the case, on February 24, 1994, the MPSC issued an order requiring implementation of "1+" intraLATA toll dialing parity in Michigan. The effective date of the order is to be concurrent with receipt of relief from the Consent Decree interLATA service restriction sought under the Customers First Plan, but in any event, no later than January 1, 1996. The order also called for establishing an industry task force to consider all factors necessary to establish full intraLATA toll competition. The task force will develop a deployment schedule, identify the costs for deployment and determine the methodology to recover those costs. The task force is required to file its findings with the MPSC by September 23, 1994.

     Ameritech believes that the MPSC has not considered all relevant factors in rendering its decision. Accordingly, Ameritech Michigan has filed a petition for a rehearing with the MPSC as a first step in bringing further clarification to the issues.

     In 1993, Ameritech Michigan recorded $695.8 million of long distance revenue, of which approximately $634 million resulted from intraLATA long distance service. Customer response to dialing parity and the effect on Ameritech Michigan's intraLATA long distance revenue is uncertain. However, Ameritech Michigan estimates that approximately 50% of any long distance revenue lost, which could be significant, would be offset by additional access revenue.

AMERITECH'S VIDEO NETWORK CONCEPT

     In January 1994, Ameritech filed plans with the FCC to construct a digital video network upgrade that could reach 6 million customers by the end of the decade. Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences. Pending FCC approval of Ameritech's plan and clearing of other regulatory hurdles, the construction of the first phase of the network could begin as soon as the fourth quarter of 1994. The new network, which will be separate from Ameritech's core local communications network, could be expanded to approximately 1 million additional Midwest customers in each of the next five years.

     Ameritech will be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, interexchange carriers and video telephony customers will also have access to the technology.

     With the new system, customers will have access to a virtually unlimited variety of programming sources. These will include basic broadcast services, similar to today's cable service, and advanced interactive services such as video on demand, home healthcare, interactive educational software, distance learning, interactive games and shopping, and a variety of other entertainment and information services that can be accessed from homes, offices, schools, hospitals, libraries and other public and private institutions.

CABLE/TELCO CROSSOWNERSHIP BAN

     In November 1993, Ameritech filed motions in two federal courts seeking freedom from the ban on providing video services in its own service area. The Company asked U.S. District Courts in Illinois and Michigan to declare unconstitutional the provisions of the Cable Act of 1984 that bar the RHCs from providing cable TV service in areas where they hold monopolies on local phone service. Only Bell Atlantic has won the right to enter the video services business. The U.S. District Court that permitted entry to Bell Atlantic denied the requests of Ameritech and the other RHCs.

     Legislation has been introduced in Congress that would repeal the crossownership ban.

EMPLOYEE RELATIONS

     As of December 31, 1993, the Ameritech companies employed 67,192 persons, a decrease from 71,300 at December 31, 1992. During 1993, approximately 1,700 management employees left the payroll as a result of voluntary and involuntary workforce reduction programs and 900 nonmanagement employees took advantage of a Supplemental Income Protection Program (SIPP) established under labor agreements to voluntarily exit the workforce. Additional restructuring was done by normal attrition. Some reductions were partially offset by workforce additions due to acquisitions and growth.

     On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995. Under terms of agreements between Ameritech, the CWA and the IBEW, Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who elect to leave the business before the end of 1995. Reduction of the workforce results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

     Approximately 48,000 employees are represented by unions. Of those so represented, about 71 percent are represented by the CWA and about 29 percent are represented by the IBEW, both of which are affiliated with the AFL-CIO.

     In July and August 1993, the Ameritech landline telephone companies and Ameritech Services, the wholly owned centralized procurement and support subsidiary of the landline telephone companies, reached agreement with the two unions on a workforce transition plan for assigning union-represented employees to the newly established business units. The separate agreements with the CWA and the IBEW extend existing union contracts with the landline telephone companies and Ameritech Services to the new units. The pacts address a number of force assignment, employment security and union representation issues. In 1995, when union contracts are due to expire, the parties will negotiate regional contracts.

ITEM 2. PROPERTIES.

     The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1993, central office equipment represented 37 percent of its consolidated investment in telecommunications plant; land and buildings (occupied principally by central offices) represented 11 percent; telecommunications instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 2 percent; and connecting lines which constitute outside plant, the majority of which are on or under public roads, highways or streets and the remainder of which are on or under private property, represented 40 percent.

     Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Ameritech landline telephone companies situated on land held in fee. Many garages and business offices and some installations of central office equipment and administrative offices are in rented quarters.

ITEM 3. LEGAL PROCEEDINGS.

PRE-DIVESTITURE CONTINGENT LIABILITIES AGREEMENT

     The Plan provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

     With respect to such liabilities, AT&T and the Bell Companies will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

     Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the foregoing actions would not be material in amount to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

            EXECUTIVE OFFICERS OF THE COMPANY (AS OF MARCH 1, 1994)

     The following table sets forth, as to the executive officers of Ameritech, their ages, their offices with Ameritech and the period during which they have held such offices.

                                                                                                 HELD
                     NAME                        AGE                    OFFICE                   SINCE
- ----------------------------------------------   ---    --------------------------------------   -----
William L. Weiss*.............................   64     Chairman of the Board                     1994
Richard C. Notebaert**........................   46     President and Chief Executive Officer     1994
Richard H. Brown***...........................   46     Vice Chairman                             1993
Louis J. Rutigliano+..........................   55     Vice Chairman                             1991
John A. Edwardson.............................   44     Executive Vice President and Chief        1991
                                                          Financial Officer
Thomas P. Hester..............................   56     Executive Vice President and General      1991
                                                          Counsel
W. Patrick Campbell...........................   48     Executive Vice President -- Corporate     1994
                                                          Strategy and Business Development
Walter S. Catlow..............................   49     Executive Vice President --               1994
                                                          International
Martha L. Thornton............................   58     Senior Vice President -- Human            1989
                                                          Resources
Terry L. Bruce................................   49     Vice President -- Federal Relations       1993
Gary R. Edson.................................   38     Vice President -- Business Development    1993
Betty F. Elliott..............................   48     Vice President and Comptroller            1991
Joel S. Engel.................................   58     Vice President -- Technology              1993
Richard W. Pehlke.............................   40     Vice President and Treasurer              1994
Thomas J. Quarles.............................   44     Vice President and Associate General      1991
                                                          Counsel
Lawrence E. Strickling........................   42     Vice President -- Public Policy           1993
Kelly R. Welsh................................   41     Vice President and Associate General      1993
                                                          Counsel
Bruce B. Howat................................   49     Secretary                                 1983

- -------------------------
  * Member of the Board of Directors, Chairman of the Executive Committee

 ** Member of the Board of Directors and the Finance Committee

*** Member of the Board of Directors

  + Member of the Board of Directors, the Finance Committee and the Executive
    Committee

     Prior to the most recent election to office with Ameritech, the above officers held high-level managerial positions within Ameritech for more than the past five years, except for Mr. Bruce, Mr. Edwardson, Mr. Edson, Mr. Welsh and Mr. Campbell. Prior to joining Ameritech, Mr. Bruce was a four-term member of the U.S. House of Representatives from Illinois. Mr. Edwardson was Chief Financial Officer of United (Airlines) Employee Acquisition Corp. from 1990 to 1991 and Executive Vice President and Chief Financial and Administrative Officer of IMCERA Group, Inc. from 1989 to 1990. Mr. Edson was with the Office of the U.S. Trade Representative as chief of staff and counselor and then as general counsel from 1989 to 1993. Mr. Welsh was chief legal officer for the City of Chicago from 1989 to 1993 and, prior to that, was an attorney with Mayer, Brown and Platt, a Chicago-based law firm. Mr. Campbell was President of Columbia TriStar Home Video, a Sony Pictures Entertainment Company, from 1989 to 1994.

     Mrs. Thornton and Mr. Rutigliano have announced plans to retire in April and June 1994, respectively.

     Officers are elected annually but may be removed at any time at the discretion of the Board of Directors.

                                    PART II

ITEMS 5 THROUGH 8.

     There were 956,338 owners of record of Ameritech Common Stock as of December 31, 1993. Ameritech Common Stock is listed on the New York, Boston, Chicago, Pacific, Philadelphia, London, Tokyo, Amsterdam, Basel, Geneva and Zurich stock exchanges. The rest of the information required by these items is included in the Financial Review section on pages 16 through 22, pages 24 through 37, and on page 40 of the Company's annual report to security holders for the year ended December 31, 1993. Such information is incorporated by reference pursuant to General Instructions G(2).

     In March 1994, Ameritech announced plans to reduce its nonmanagement workforce by 6,000 employees by the end of 1995. This program, discussed on page 11, will result in a charge to first quarter 1994 earnings of approximately $530 million, or $335 million and $.60 per share on an after-tax basis. A significant portion of the program cost will be funded by the pension plan, whereas financial incentives to be paid by Ameritech will require company funds of approximately $140 million. Settlement gains, which result from terminated employees accepting lump-sum payments from the pension plan, will be reflected in income as employees leave the payroll. Ameritech believes this program will reduce its employee-related costs by approximately $300 million on an annual basis upon completion of this program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.

                                    PART III

ITEMS 10 THROUGH 13.

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report since the Company did not furnish such information in its definitive proxy statement dated March 1, 1994, prepared in accordance with Schedule 14A.

     The other information required by these items is included in the Company's definitive proxy statement in the last two paragraphs on the first page, on pages 2 through 4, in the section on Compensation of Directors on page 6, in the section on Officer and Director Stock Ownership on page 7, and in the section on Executive Compensation on pages 10 through 18, and is incorporated herein by reference pursuant to General Instructions G(3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of the report:

                                                                                            PAGES
                                                                                            -----
     (1)  Financial Statements *:
                   Selected Financial and Operating Data
                   Report of Independent Public Accountants
                   Consolidated Statements of Income
                   Consolidated Balance Sheets
                   Consolidated Statements of Shareowners' Equity
                   Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements
     (2)  Financial Statement Schedules:
                   Report of Independent Public Accountants                                   20
             V  -- Property, Plant and Equipment                                              21
            VI  -- Accumulated Depreciation                                                   22
          VIII  -- Allowance for Uncollectibles                                               23
             X  -- Supplementary Income Statement Information

* Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended December 31, 1993

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable. Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.

     Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

EXHIBIT
 NUMBER
- --------
 3a        --   Certificate of Incorporation of the Company as amended on April 26, 1991 (Exhibit
                3a to Form 10-K for 1991, File No. 1-8612).
 3b        --   By-Laws of the Company, as amended on April 15, 1992 (Exhibit 3b to Form 10-K for
                1992, File No. 1-8612).
 4b        --   No instrument which defines the rights of holders of long and intermediate term debt of the Company and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.
10a        --   Reorganization and Divestiture Agreement between American Telephone and Telegraph
                Company and the Company and Affiliates, dated as of November 1, 1983 (Exhibit 10a to Form 10-K for 1983, File No. 1-8612).
10b        --   Agreement Concerning Contingent Liabilities, Tax Matters and Termination of
                Certain Agreements, among American Telephone and Telegraph Company, Bell System
                Operating Companies, Regional Holding Companies and Affiliates dated as of
                November 1, 1983 (Exhibit 10j to Form 10-K for 1983, File No. 1-8612).
10aa       --   Ameritech Senior Management Short Term Incentive Plan as amended and restated
                effective as of January 1, 1992 (Exhibit 10aa to Form 10-K for 1991, File No.
                1-8612).

EXHIBIT
 NUMBER
- --------
10bb       --   Ameritech Long Term Incentive Plan as amended and restated effective as of
                January 1, 1992 (Exhibit 10bb to Form 10-K for 1991, File No. 1-8612).
10bb-1     --   First Amendment to Long Term Incentive Plan.
10cc       --   Ameritech Senior Management Life Insurance Plan Agreements (Exhibit 10cc to Form
                10-K for 1990, File No. 1-8612).
10dd       --   Ameritech Senior Management Long Term Disability Plan as amended and restated
                effective as of January 1, 1992 (Exhibit 10dd to Form 10-K for 1991, File No.
                1-8612).
10ee       --   Ameritech Senior Management Transfer Program as amended and restated effective as of January 1, 1992 (Exhibit 10ee to Form 10-K for 1991, File No. 1-8612).
10ff       --   Ameritech Perquisite Program (Exhibit 10ff to Form 10-K for 1991, File No.
                1-8612).
10gg       --   Ameritech Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to
                Form 10-K for 1985, File No. 1-8612).
10gg-1     --   First Amendment of Deferred Compensation Plan for Non-Employee Directors (Exhibit
                10gg-1 to Form 10-K for 1986, File No. 1-8612).
10gg-2     --   First Amendment of American Information Technologies Corporation Deferred
                Compensation Plan for Non-Employee Directors effective as of January 1, 1989
                (Exhibit 10gg-2 to Form 10-K for 1988, File No. 1-8612).
10gg-3     --   Second Amendment of American Information Technologies Corporation Deferred
                Compensation Plan for Non-Employee Directors (Exhibit 10gg-3 to Form 10-K for
                1990, File No. 1-8612).
10gg-4     --   Third Amendment of American Information Technologies Corporation Deferred
                Compensation Plan for Non-Employee Directors (Exhibit 10gg-4 to Form 10-K for
                1990, File No. 1-8612).
10gg-5     --   Fourth Amendment of American Information Technologies Corporation Deferred
                Compensation Plan for Non-Employee Directors (Exhibit 10gg-5 to Form 10-K for
                1992, File No. 1-8612).
10hh       --   Ameritech Plan for Non-Employee Directors' Travel Accident Insurance (Exhibit
                10hh to Registration Statement No. 2-87838).
10ii       --   Ameritech Management Supplemental Pension Plan as amended through the Seventh
                Amendment (Exhibit 10ii to Form 10-K for 1991, File No. 1-8612).
10ii-1     --   Eighth Amendment of Ameritech Management Supplemental Pension Plan (Exhibit
                10ii-1 to Form 10-K for 1991, File No. 1-8612).
10ii-2     --   Ninth Amendment of Ameritech Management Supplemental Pension Plan (Exhibit 10ii-2
                to Form 10-K for 1991, File No. 1-8612).
10ii-3     --   Tenth Amendment to Ameritech Management Supplemental Pension Plan.
10ii-4     --   Eleventh Amendment to Ameritech Management Supplemental Pension Plan.
10ii-5     --   Twelfth Amendment to Ameritech Management Supplemental Pension Plan.
10jj       --   Ameritech Senior Management Retirement and Survivor Protection Plan as amended and restated effective as of January 1, 1992 (Exhibit 10jj to Form 10-K for 1991,
                File No. 1-8612).
10jj-1     --   First Amendment to Ameritech Senior Management Retirement and Survivor Protection
                Plan (Exhibit 10jj-1 to Form 10-K for 1992, File No. 1-8612).
10jj-2     --   First Administrative Amendment to Ameritech Senior Management Retirement and
                Survivor Protection Plan (Exhibit 10jj-2 to Form 10-K for 1992, File No. 1-8612).

EXHIBIT
 NUMBER
- --------
10jj-3     --   Second Administrative Amendment to Ameritech Senior Management Retirement and
                Survivor Protection Plan.
10jj-4     --   Fourth Administrative Amendment to Ameritech Senior Management Retirement and
                Survivor Protection Plan.
10kk       --   Ameritech Senior Management Supplemental Savings and Deferral Plan as amended and restated effective as of January 1, 1992 (Exhibit 10kk to Form 10-K for 1991,
                File No. 1-8612).
10ll       --   Ameritech Stock Retirement Plan for Non-Employee Directors (Exhibit 10ll to Form
                10-K for 1986, File No. 1-8612).
10ll-1     --   First Amendment of Ameritech Stock Retirement Plan for Non-Employee Directors
                (Exhibit 10ll-1 to Form 10-K for 1988, File No. 1-8612).
10ll-2     --   Second Amendment of Ameritech Stock Retirement Plan for Non-Employee Directors
                (Exhibit 10ll-2 to Form 10-K for 1989, File No. 1-8612).
10mm       --   Agreement Regarding Change in Control dated as of January 19, 1994 between the
                Company and Richard C. Notebaert, together with a schedule identifying other documents.
10nn       --   Ameritech Senior Management Severance Pay Plan as amended and restated effective as of January 1, 1992 (Exhibit 10nn to Form 10-K for 1991, File No. 1-8612).
10oo       --   Ameritech 1989 Long Term Incentive Plan as amended and restated effective as of
                January 1, 1992 (Exhibit 10oo to Form 10-K for 1991, File No. 1-8612).
10oo-1     --   First Amendment to 1989 Long Term Incentive Plan.
10pp       --   Ameritech (Subsidiary) Senior Management Short Term Incentive Plan as amended and restated effective January 1, 1992 (Exhibit 10pp to Form 10-K for 1991, File No.
                1-8612).
10qq       --   Ameritech (Subsidiary) Senior Management Transfer Program as amended and restated
                effective as of January 1, 1992 (Exhibit 10qq to Form 10-K for 1991, File No.
                1-8612).
10rr       --   Ameritech Key Management Life Insurance Plan (Exhibit 10rr to Form 10-K for 1991,
                File No. 1-8612).
10rr-1     --   First Administrative Amendment to Ameritech Key Management Life Insurance Plan.
10ss       --   Ameritech Estate Preservation Plan (Exhibit 10ss to Form 10-K for 1991, File No.
                1-8612).
10ss-1     --   First Administrative Amendment to Ameritech Estate Preservation Plan.
10tt       --   Ameritech Senior Management Severance Pay Trust as amended through the First
                Amendment (Exhibit 10tt to Form 10-K for 1991, File No. 1-8612).
10tt-1     --   Second Amendment to Ameritech Senior Management Severance Pay Trust (Exhibit
                10tt-1 to Form 10-K for 1991, File No. 1-8612).
10uu       --   Ameritech Management Employees Benefit Protection Trust as amended through the
                First Amendment (Exhibit 10uu to Form 10-K for 1991, File No. 1-8612).
10uu-1     --   Second Amendment to Ameritech Management Employees Benefit Protection Trust
                (Exhibit 10uu-1 to Form 10-K for 1991, File No. 1-8612).
10vv       --   Employment Agreement dated as of October 21, 1992 between the Company and William
                L. Weiss (Exhibit 10vv to Form 10-K for 1992, File No. 1-8612).
10ww       --   Agreement Regarding Change in Control dated as of January 19, 1994 between the
                Company and Richard H. Brown, together with schedule identifying other documents.
11a        --   Statement re: computation of primary earnings per share.
11b        --   Statement re: computation of fully diluted earnings per share.
12         --   Computation of ratio of earnings to fixed charges for the five years ended
                December 31, 1993.

EXHIBIT
 NUMBER
- --------
13         --   Portions of Ameritech's annual report to security holders for the year ended
                December 31, 1993.
21         --   Subsidiaries of the Company.
23         --   Consent of Arthur Andersen & Co.
24         --   Powers of Attorney.
99a        --   Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the
                Ameritech Savings Plan for Salaried Employees, to be filed by amendment.
99b        --   Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the
                Ameritech Savings and Security Plan (Non-Salaried Employees), to be filed by amendment.
99c        --   Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the Old
                Heritage Advertising & Publishers, Inc. Profit Sharing Plan, to be filed by amendment.
99d        --   Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the
                DonTech Profit Participation Plan, to be filed by amendment.

     Ameritech will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

     (b) Reports on Form 8-K:

     On December 29, 1993, the Company filed a Current Report on Form 8-K dated December 15, 1993, to report on Item 5, Other Events, approval of a two-for-one split in the form of a 100 percent stock dividend of the Company's Common Stock, payable to owners of record at the close of business on December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERITECH CORPORATION

                                          By       /s/ BETTY F. ELLIOTT
                                             ----------------------------------
                                                     (Betty F. Elliott,
                                             Vice President and Comptroller)

March 30, 1994

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
R. C. Notebaert*
      President and
        Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:
J. A. Edwardson*
      Executive Vice President
        and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:
B. F. Elliott                             *By      /s/ BETTY F. ELLIOTT
      Vice President and                      --------------------------------
        Comptroller                                 (Betty F. Elliott,
                                                    for herself and as
                                                    Attorney-in-Fact)
DIRECTORS:
R. H. Brown*
D. C. Clark*
R. M. Gillett*
H. H. Gray*                               March 30, 1994
J. A. Henderson*
S. B. Lubar*
L. M. Martin*
J. B. McCoy*
R. C. Notebaert*
J. D. Ong*
A. B. Rand*
L. J. Rutigliano*
W. L. Weiss*

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Ameritech Corporation

     We have audited in accordance with generally accepted auditing standards the financial statements included in Ameritech Corporation's annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
January 28, 1994

                             AMERITECH CORPORATION
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                             (MILLIONS OF DOLLARS)

                   COL. A                       COL. B       COL. C        COL. D       COL. E        COL. F
- --------------------------------------------   ---------   ----------     ----------   ----------    ---------
                                                            ADDITIONS                    OTHER
                                                BALANCE      AT COST      RETIREMENTS    CHANGES       BALANCE
                                               BEGINNING     -- NOTE       -- NOTE       -- NOTE       END OF
               CLASSIFICATION                  OF PERIOD       (A)           (B)           (C)         PERIOD
- --------------------------------------------   ---------    ----------    ----------    ----------    ---------
YEAR 1993
Land........................................   $   131.3     $    3.9      $    0.3       $  0.0      $   134.9
Buildings...................................     2,845.3        132.7          22.7          0.6        2,955.9
Computer and Other Office Equipment.........     1,780.2        203.4         289.8          5.1        1,698.9
Vehicles and Other Work Equipment...........       541.7         66.3          42.1          0.2          566.1
Central Office Equipment....................    10,669.0      1,197.9         960.0         (1.4)      10,905.5
Information Origination/Termination
  Equipment.................................       489.6         37.6          12.1          0.1          515.2
Cable and Wire Facilities...................    11,187.1        529.8         121.3          0.0       11,595.6
Capitalized Lease Assets....................        70.3         87.9          11.2         (0.1)         146.9
Miscellaneous Other Property................       146.2         36.6          22.0         (2.5)         158.3
                                               ---------    ----------    ----------    ----------    ---------
Total Property, Plant and Equipment in
  Service...................................    27,860.7      2,296.1       1,481.5          2.0       28,677.3
Under Construction..........................       509.4        (66.4)          0.0         (2.9)         440.1
                                               ---------    ----------    ----------    ----------    ---------
      Total Property, Plant and Equipment...   $28,370.1     $2,229.7      $1,481.5       $ (0.9)     $29,117.4
                                               ---------    ----------    ----------    ----------    ---------
                                               ---------    ----------    ----------    ----------    ---------
YEAR 1992
Land........................................   $   126.8     $    4.9      $    0.4       $   --      $   131.3
Buildings...................................     2,786.7        132.2          23.8        (49.8)       2,845.3
Computer and Other Office Equipment.........     1,537.2        299.2          92.6         36.4        1,780.2
Vehicles and Other Work Equipment...........       510.1         72.1          40.8          0.3          541.7
Central Office Equipment....................    10,472.8        957.9         762.1          0.4       10,669.0
Information Origination/Termination
  Equipment.................................       500.4         36.8          47.7          0.1          489.6
Cable and Wire Facilities...................    10,721.6        569.9         104.4           --       11,187.1
Capitalized Lease Assets....................        67.1         11.3           8.1           --           70.3
Miscellaneous Other Property................       111.1         38.6          16.6         13.1          146.2
                                               ---------    ----------    ----------    ----------    ---------
Total Property, Plant and Equipment in
  Service...................................    26,833.8      2,122.9       1,096.5          0.5       27,860.7
Under Construction..........................       323.8        186.4           0.3         (0.5)         509.4
                                               ---------    ----------    ----------    ----------    ---------
      Total Property, Plant and Equipment...   $27,157.6     $2,309.3      $1,096.8       $  0.0      $28,370.1
                                               ---------    ----------    ----------    ----------    ---------
                                               ---------    ----------    ----------    ----------    ---------
YEAR 1991
Land........................................   $   118.4     $   12.2      $    1.1       $ (2.7)     $   126.8
Buildings...................................     2,443.9        376.6          33.8           --        2,786.7
Computer and Other Office Equipment.........     1,417.7        286.6         167.7           .6        1,537.2
Vehicles and Other Work Equipment...........       490.0         64.7          44.7           .1          510.1
Central Office Equipment....................     9,919.1      1,099.7         582.2         36.2       10,472.8
Information Origination/Termination
  Equipment.................................       961.2         31.1         455.5        (36.4)         500.4
Cable and Wire Facilities...................    10,273.5        594.1         145.9         (0.1)      10,721.6
Capitalized Lease Assets....................        73.3          5.7          12.0          0.1           67.1
Miscellaneous Other Property................       107.4         23.7          20.5          0.5          111.1
                                               ---------    ----------    ----------    ----------    ---------
Total Property, Plant and Equipment in
  Service...................................    25,804.5      2,494.4       1,463.4         (1.7)      26,833.8
Under Construction..........................       565.4       (217.3)         23.3         (1.0)         323.8
                                               ---------    ----------    ----------    ----------    ---------
      Total Property, Plant and Equipment...   $26,369.9     $2,277.1      $1,486.7       $ (2.7)     $27,157.6
                                               ---------    ----------    ----------    ----------    ---------
                                               ---------    ----------    ----------    ----------    ---------

NOTES TO SCHEDULE V

(a) Additions, other than to Buildings, include material purchased from Ameritech Services, Inc., a wholly owned centralized procurement subsidiary of the Ameritech landline telephone companies (see Notes to Consolidated Financial Statements in the Company's annual report to security holders for the year ended December 31, 1993). Additions shown also include (1) the original cost (estimated if not known) of reused material, which is concurrently credited to Material and Supplies, and (2) Interest during construction. Transfers between the classifications listed are included in Column C.

(b) Items of telecommunications plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein, estimated if not known.

(c) Comprised principally, for all years, of the reclassification between plant categories.

                             AMERITECH CORPORATION
                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                             (MILLIONS OF DOLLARS)

                  COL. A                      COL. B      COL. C        COL. D       COL. E       COL. F
- ------------------------------------------   ---------    -----------  ---------     --------    --------
                                                          ADDITIONS
                                                           CHARGED
                                                             TO
                                              BALANCE     EXPENSES                                BALANCE
                                             BEGINNING       --                        OTHER      END OF
              CLASSIFICATION                 OF PERIOD     NOTE(A)     RETIREMENTS    CHANGES     PERIOD
- ------------------------------------------   ---------    ---------    -----------    -------    ---------
YEAR 1993
Buildings.................................   $   682.0    $   85.7      $    33.0     $  0.0     $   734.7
Computer and Other Office Equipment.......       845.1       251.9          191.5        0.8         906.3
Vehicles and Other Work Equipment.........       202.2        61.7           40.3        0.0         223.6
Central Office Equipment..................     4,342.8     1,058.4          927.1       (1.4 )     4,472.7
Information Origination/Termination
  Equipment...............................       296.0        29.1           12.9       (0.1 )       312.1
Cable and Wire Facilities.................     4,584.2       565.2          142.9       (1.8 )     5,004.7
Capitalized Lease Assets..................        40.3        12.8           10.6        0.1          42.6
Miscellaneous Other Property..............        42.8        25.4           14.9        1.3          54.6
                                             ---------    ---------    -----------    -------    ---------
       Total Accumulated Depreciation.....   $11,035.4    $2,090.2      $ 1,373.2     $ (1.1 )   $11,751.3
                                             ---------    ---------    -----------    -------    ---------
                                             ---------    ---------    -----------    -------    ---------
YEAR 1992
Buildings.................................   $   632.7    $   82.8      $    33.6     $  0.1     $   682.0
Computer and Other Office Equipment.......       689.5       243.2           89.2        1.6         845.1
Vehicles and Other Work Equipment.........       182.3        56.0           36.2        0.1         202.2
Central Office Equipment..................     4,099.2       976.2          733.4        0.8       4,342.8
Information Origination/Termination
  Equipment...............................       313.8        30.3           46.9       (1.2 )       296.0
Cable and Wire Facilities.................     4,184.4       530.5          130.7        0.0       4,584.2
Capitalized Lease Assets..................        38.2         9.7            8.0        0.4          40.3
Miscellaneous Other Property..............        31.4        19.1            7.9        0.2          42.8
                                             ---------    ---------    -----------    -------    ---------
       Total Accumulated Depreciation.....   $10,171.5    $1,947.8      $ 1,085.9     $  2.0     $11,035.4
                                             ---------    ---------    -----------    -------    ---------
                                             ---------    ---------    -----------    -------    ---------
YEAR 1991
Buildings.................................   $   598.2    $   79.5      $    45.0     $  0.0     $   632.7
Computer and Other Office Equipment.......       629.6       209.5          152.6        3.0         689.5
Vehicles and Other Work Equipment.........       172.3        53.0           42.3       (0.7 )       182.3
Central Office Equipment..................     3,667.0       956.7          556.8       32.3       4,099.2
Information Origination/Termination
  Equipment...............................       769.0        29.5          454.2      (30.5 )       313.8
Cable and Wire Facilities.................     3,813.0       527.6          163.1        6.9       4,184.4
Capitalized Lease Assets..................        38.9        10.1           10.2       (0.6 )        38.2
Miscellaneous Other Property..............        29.7        12.2           10.3       (0.2 )        31.4
                                             ---------    ---------    -----------    -------    ---------
       Total Accumulated Depreciation.....   $ 9,717.7    $1,878.1      $ 1,434.5     $ 10.2     $10,171.5
                                             ---------    ---------    -----------    -------    ---------
                                             ---------    ---------    -----------    -------    ---------

NOTES TO SCHEDULE VI

(a) The Company's provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of plant with similar characteristics. The Company is allowed by regulatory authorities to use reserve deficiency amortization in conjunction with the remaining life method. For years 1993, 1992 and 1991, depreciation expressed as a percentage of average depreciable plant was 7.4 percent, 7.2 percent and 7.3 percent, respectively.

(b) The Company's amount for additions charged to expenses (column C above) does not agree with the amounts reported on the face of the consolidated statements of income under the caption "depreciation and amortization." The difference relates primarily to the amortization of intangibles.

                             AMERITECH CORPORATION
                 SCHEDULE VIII -- ALLOWANCE FOR UNCOLLECTIBLES
                             (MILLIONS OF DOLLARS)


                 COL. A                        COL. B        COL. C        COL. D      COL. E       COL. F
                 ------                       ---------     ----------   ---------    ---------    ---------
                                                                         CHARGED
                                               BALANCE                   TO OTHER                  BALANCE
                                              BEGINNING    CHARGED TO    ACCOUNTS     DEDUCTIONS     END
DESCRIPTION                                   OF PERIOD     EXPENSES     -- NOTE(A)   -- NOTE(B)   OF PERIOD
- -----------                                   ---------    ----------    ---------    ---------    ---------
Year 1993..................................    $ 126.3       $154.3       $ 165.1      $ 311.0      $ 134.7
Year 1992..................................      124.6        131.7         139.9        269.9        126.3
Year 1991..................................      134.7        165.0         137.2        312.3        124.6

- -------------------------
(a) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to interexchange carrier receivables which are being billed by the Company.

(b) Amounts written off as uncollectible.

                             AMERITECH CORPORATION
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (MILLIONS OF DOLLARS)

                                                                    1993        1992        1991
                                                                  --------    --------    --------
Taxes other than income taxes
  Property.....................................................   $  336.5    $  340.6    $  315.3
  Gross receipts...............................................      167.9       169.1       189.5
  Other........................................................       73.7        75.5        76.7
                                                                  --------    --------    --------
Total..........................................................   $  578.1    $  585.2    $  581.5
                                                                  --------    --------    --------
                                                                  --------    --------    --------
Maintenance and repair expense.................................   $1,728.8    $1,737.4    $1,647.3
                                                                  --------    --------    --------
Advertising expense............................................   $  204.4    $  158.1    $  110.1
                                                                  --------    --------    --------

- -------------------------
Note: All other possible applicable items did not meet the one percent sales test and therefore are excluded.

                                 EXHIBIT INDEX


EXHIBIT NUMBER
- --------------
    3a      -             Certificate of Incorporation of the Company as amended on April 26, 1991 (Exhibit 3a to Form 10-K for
                          1991, File No. 1-8612).

    3b      -             By-Laws of the Company, as amended on April 15, 1992 (Exhibit 3b to Form 10-K for 1992, File No. 1-8612).

    4b      -             No instrument which defines the rights of holders of long and intermediate term debt of the Company and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                          Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   10a      -             Reorganization and Divestiture Agreement between American Telephone and Telegraph Company and the Company
                          and Affiliates, dated as of November 1, 1983 (Exhibit 10a to Form 10-K for 1983, File No. 1-8612).

   10b      -             Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements, among
                          American Telephone and Telegraph Company, Bell System Operating Companies, Regional Holding Companies and
                          Affiliates dated as of November 1, 1983 (Exhibit 10j to Form 10-K for 1983, File No. 1-8612).

  10aa      -             Ameritech Senior Management Short Term Incentive Plan as amended and restated effective as of January 1,
                          1992 (Exhibit 10aa to Form 10-K for 1991, File No. 1-8612).

  10bb      -             Ameritech Long Term Incentive Plan as amended and restated effective as of January 1, 1992 (Exhibit 10bb to Form 10-K for 1991, File No. 1-8612).

10bb-1      -             First Amendment to Long Term Incentive Plan.

  10cc      -             Ameritech Senior Management Life Insurance Plan Agreements (Exhibit 10cc to Form 10-K for 1990, File No.
                          1-8612).

  10dd      -             Ameritech Senior Management Long Term Disability Plan as amended and restated effective as of



                          January 1, 1992 (Exhibit 10dd to Form 10-K for 1991, File No. 1-8612).

  10ee      -             Ameritech Senior Management Transfer Program as amended and restated effective as of January 1, 1992
                          (Exhibit 10ee to Form 10-K for 1991, File No. 1-8612).

  10ff      -             Ameritech Perquisite Program (Exhibit 10ff to Form 10-K for 1991, File No. 1-8612).

  10gg      -             Ameritech Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to Form 10-K for 1985, File
                          No. 1-8612).

10gg-1      -             First Amendment of Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg-1 to Form 10-K for
                          1986, File No. 1-8612).

10gg-2      -             First Amendment of American Information Technologies Corporation Deferred Compensation Plan for
                          Non-Employee Directors effective as of January 1, 1989 (Exhibit 10gg-2 to Form 10-K for 1988, File
                          No. 1-8612).

10gg-3      -             Second Amendment of American Information Technologies Corporation Deferred Compensation Plan for
                          Non-Employee Directors (Exhibit 10gg-3 to Form 10-K for 1990, File No. 1-8612).

10gg-4      -             Third Amendment of American Information Technologies Corporation Deferred Compensation Plan for
                          Non-Employee Directors (Exhibit 10gg-4 to Form 10-K for 1990, File No. 1-8612).

10gg-5      -             Fourth Amendment of American Information Technologies Corporation Deferred Compensation Plan for
                          Non-Employee Directors (Exhibit 10gg-5 to Form 10-K for 1992, File No. 1-8612).

  10hh      -             Ameritech Plan for Non-Employee Directors' Travel Accident Insurance (Exhibit 10hh to Registration
                          Statement No. 2-87838).

  10ii      -             Ameritech Management Supplemental Pension Plan as amended through the Seventh Amendment (Exhibit 10ii to
                          Form 10-K for 1991, File No. 1-8612).

10ii-1      -             Eighth Amendment of Ameritech Management Supplemental Pension Plan (Exhibit 10ii-1 to Form 10-K for
                          1991, File No. 1-8612).

10ii-2          -         Ninth Amendment of Ameritech Management Supplemental Pension Plan (Exhibit 10ii-2 to Form 10-K for
                          1991, File No. 1-8612).

10ii-3          -         Tenth Amendment to Ameritech Management Supplemental Pension Plan.

10ii-4          -         Eleventh Amendment to Ameritech Management Supplemental Pension Plan.

10ii-5          -         Twelfth Amendment to Ameritech Management Supplemental Pension Plan.

  10jj          -         Ameritech Senior Management Retirement and Survivor Protection Plan as amended and restated effective as of January 1, 1992 (Exhibit 10jj to Form 10-K for 1991, File No. 1-8612).

10jj-1          -         First Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan (Exhibit 10jj-1
                          to Form 10-K for 1992, File No. 1-8612).

10jj-2          -         First Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan
                          (Exhibit 10jj-2 to Form 10-K for 1992, File No. 1-8612).

10jj-3          -         Second Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan.

10jj-4          -         Fourth Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan.

  10kk          -         Ameritech Senior Management Supplemental Savings and Deferral Plan as amended and restated effective as of
                          January 1, 1992 (Exhibit 10kk to Form 10-K for 1991, File No. 1-8612).

  10ll          -         Ameritech Stock Retirement Plan for Non-Employee Directors  (Exhibit 10ll to Form 10-K for 1986, File
                          No. 1-8612).

10ll-1          -         First Amendment of Ameritech Stock Retirement Plan for Non-Employee Directors (Exhibit 10ll-1 to Form
                          10-K for 1988, File No. 1-8612).

10ll-2          -         Second Amendment of Ameritech Stock Retirement Plan for Non-Employee Directors (Exhibit 10ll-2 to Form
                          10-K for 1989, File No. 1-8612).

  10mm          -         Agreement Regarding Change in Control dated as of January 19, 1994 between the Company and Richard

                     C. Notebaert, together with a schedule indentifying other documents.

  10nn       -       Ameritech Senior Management Severance Pay Plan as amended and restated effective as of January 1, 1992 (Exhibit
                     10nn to Form 10-K for 1991, File No. 1-8612).

  10oo       -       Ameritech 1989 Long Term Incentive Plan as amended and restated effective as of January 1, 1992  (Exhibit 10oo to Form 10-K for 1991, File No. 1-8612).

10oo-1       -       First Amendment to 1989 Long Term Incentive Plan.

  10pp       -       Ameritech (Subsidiary) Senior Management Short Term Incentive Plan as amended and restated effective January 1,
                     1992 (Exhibit 10pp to Form 10-K for 1991, File No. 1-8612).

  10qq       -       Ameritech (Subsidiary) Senior Management Transfer Program as amended and restated effective as of January 1,
                     1992 (Exhibit 10qq to Form 10-K for 1991, File No. 1-8612).

  10rr       -       Ameritech Key Management Life Insurance Plan (Exhibit 10rr to Form 10-K for 1991, File No. 1-8612).

10rr-1       -       First Administrative Amendment to Ameritech Key Management Life Insurance Plan.

  10ss       -       Ameritech Estate Preservation Plan (Exhibit 10ss to Form 10-K for 1991, File No. 1-8612).

10ss-1       -       First Administrative Amendment to Ameritech Estate Preservation Plan.

  10tt       -       Ameritech Senior Management Severance Pay Trust as amended through the First Amendment (Exhibit 10tt to Form
                     10-K for 1991, File No. 1-8612).

10tt-1       -       Second Amendment to Ameritech Senior Management Severance Pay Trust (Exhibit 10tt-1 to Form 10-K for 1991,
                     File No. 1-8612).

  10uu       -       Ameritech Management Employees Benefit Protection Trust as amended through the First Amendment (Exhibit
                     10uu to Form 10-K for 1991, File No. 1-8612).

10uu-1       -       Second Amendment to Ameritech Management Employees Benefit Protection Trust (Exhibit 10uu-1 to Form 10-K for
                     1991,  File No. 1-8612).

10vv            -         Employment Agreement dated as of October 21, 1992 between the Company and William L. Weiss (Exhibit 10vv to Form 10-K for 1992, File No. 1-8612).

10ww            -         Agreement Regarding Change in Control dated as of January 19, 1994 between the Company and Richard H.
                          Brown, together with schedule identifying other documents.

11a             -         Statement re: computation of primary earnings per share.

11b             -         Statement re: computation of fully diluted earnings per share.

12              -         Computation of ratio of earnings to fixed charges for the five years ended December 31, 1993.

13              -         Portions of Ameritech's annual report to security holders for the year ended December 31, 1993.

21              -         Subsidiaries of the Company.

23              -         Consent of Arthur Andersen & Co.

24              -         Powers of Attorney.

99a             -         Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the Ameritech Savings Plan for
                          Salaried Employees, to be filed by amendment.

99b             -         Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the Ameritech Savings and Security
                          Plan (Non-Salaried Employees), to be filed by amendment.

99c             -         Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the Old Heritage Advertising &
                          Publishers, Inc. Profit Sharing Plan, to be filed by amendment.

99d             -         Form 11-K Annual Report for the fiscal year ended December 31, 1993 of the DonTech Profit Participation
                          Plan, to be filed by amendment.