Form 10-Q
period 1994-03-31
AMERITECH CORP /DE/
filed 1994-05-13
CIK 732715

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended March 31, 1994

                                    or

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-8612


                           AMERITECH CORPORATION

          (Incorporated under the laws of the State of Delaware)

               30 S. Wacker Drive, Chicago, Illinois  60606


             I.R.S. Employer Identification Number 36-3251481


                   Telephone - Area Code (312)  750-5000




At April 29, 1994, 548,074,377 common shares were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No ___.

                      Part I - Financial Information

The following financial statements have been prepared by Ameritech Corporation ("Ameritech" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                     CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions, except per share amounts)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                     1994           1993
                                                   --------       --------

Revenues. . . . . . . . . . . . . . . . .          $2,990.4       $2,796.5
                                                   --------       --------

Operating Expenses
  Employee-related expenses . . . . . . .             878.8          871.5
  Depreciation and amortization . . . . .             546.9          535.1
  Other operating expenses. . . . . . . .             745.0          642.3
  Restructuring charge. . . . . . . . . .             530.0           --
  Taxes other than income taxes . . . . .             148.8          153.6
                                                   --------       --------
                                                    2,849.5        2,202.5
                                                   --------       --------

Operating income. . . . . . . . . . . . .             140.9          594.0
Interest expense. . . . . . . . . . . . .             105.2          119.5
Other (income) expense, net . . . . . . .             (32.9)          19.3
                                                   --------       --------
Income before income taxes. . . . . . . .              68.6          455.2
Income taxes. . . . . . . . . . . . . . .              24.8          155.2
                                                   --------       --------
Net income. . . . . . . . . . . . . . . .          $   43.8       $  300.0
                                                   ========       ========

Earnings per common share . . . . . . . .             $0.08          $0.55*
                                                      =====          =====

Dividends declared per common share . . .             $0.48          $0.46*
                                                      =====          =====

Average common shares outstanding (millions)          547.3          541.7*
                                                      =====          =====

* Restated for two-for-one stock split effective December 31, 1993.


See Notes to Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in Millions)

                                             March 31, 1994   Dec. 31, 1993
                                             --------------   -------------
                                               (Unaudited)    (Derived from
                                                                 Audited
                                                                Financial
ASSETS                                                         Statements)
Current assets
  Cash and temporary cash investments . . .     $   219.2       $   155.9
  Receivables, net. . . . . . . . . . . . .       2,027.9         2,068.9
  Material and supplies . . . . . . . . . .         150.6           133.7
  Prepaid and other . . . . . . . . . . . .         261.4           268.2
                                                ---------       ---------
                                                  2,659.1         2,626.7
                                                ---------       ---------

Property, plant and equipment . . . . . . .      29,335.8        29,117.4
  Less, accumulated depreciation. . . . . .      12,066.1        11,751.3
                                                ---------       ---------
                                                 17,269.7        17,366.1
                                                ---------       ---------

Investments, primarily international. . . .       1,176.0         1,219.0
Other assets and deferred charges . . . . .       1,952.2         2,215.9
                                                ---------       ---------

Total assets. . . . . . . . . . . . . . . .     $23,057.0       $23,427.7
                                                =========       =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Debt maturing within one year . . . . . .     $ 2,498.7       $ 2,601.6
  Accounts payable. . . . . . . . . . . . .       1,040.1         1,210.6
  Other current liabilities . . . . . . . .       2,093.8         1,873.1
                                                ---------       ---------
                                                  5,632.6         5,685.3
                                                ---------       ---------

Long-term debt. . . . . . . . . . . . . . .       4,029.0         4,090.4
                                                ---------       ---------

Deferred credits and other long-term liabilities
  Accumulated deferred income taxes . . . .       1,681.3         1,889.4
  Unamortized investment tax credits. . . .         341.0           354.3
  Postretirement benefits
   other than pensions. . . . . . . . . . .       2,662.7         2,519.7
  Other . . . . . . . . . . . . . . . . . .         977.0         1,044.0
                                                ---------       ---------
                                                  5,662.0         5,807.4
                                                ---------       ---------

Shareowners' equity
  Common stock, par value $1; 1.2 billion
   shares authorized, 587,612,000 issued. .         587.6           587.6
  Proceeds in excess of par value . . . . .       5,473.6         5,454.8
  Reinvested earnings . . . . . . . . . . .       3,236.2         3,455.3
  Treasury stock, at cost (39,716,000 shares
   in 1994 and 40,969,000 shares in 1993) .      (1,071.2)       (1,105.0)
  Deferred compensation . . . . . . . . . .        (416.5)         (468.5)
  Currency translation adjustments. . . . .         (73.6)          (76.3)
  Unearned compensation, restricted
   stock awards . . . . . . . . . . . . . .          (2.7)           (3.3)
                                                ---------       ---------
                                                  7,733.4         7,844.6
                                                ---------       ---------

Total liabilities and shareowners' equity .     $23,057.0       $23,427.7
                                                =========       =========

See Notes to Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                     1994           1993
                                                   --------       --------

Cash Flows from Operating Activities

Net income. . . . . . . . . . . . . . . .            $ 43.8         $300.0
Restructuring charge, net of tax. . . . .             332.8           --
Depreciation and amortization . . . . . .             546.9          535.1
Deferred income taxes, net. . . . . . . .              (8.3)          10.2
Investment tax credits, net . . . . . . .             (13.3)         (16.9)
Interest during construction. . . . . . .              (2.8)          (2.2)
Provision for uncollectibles. . . . . . .              43.5           37.7
Increase in accounts receivable . . . . .              (2.1)         (23.9)
Increase in material and supplies . . . .             (18.6)         (16.2)
Decrease in certain other current assets.               7.0            4.6
Decrease in accounts payable. . . . . . .            (170.6)        (292.1)
Increase in accrued taxes . . . . . . . .             177.8          132.6
Increase (decrease) in certain
 other current liabilities. . . . . . . .             (92.5)          70.1
Change in certain other noncurrent
 assets and liabilities . . . . . . . . .             (66.7)         (66.1)
Other . . . . . . . . . . . . . . . . . .              (8.9)           7.5
                                                     ------         ------
Net cash from operating activities. . . .             768.0          680.4
                                                     ------         ------

Cash Flows from Investing Activities

Capital expenditures. . . . . . . . . . .            (409.6)        (488.2)
Additional investments. . . . . . . . . .              (6.9)          --
Other investing activities, net . . . . .              71.3           (2.0)
                                                     ------         ------
Net cash from investing activities. . . .            (345.2)        (490.2)
                                                     ------         ------

Cash Flows from Financing Activities

Net change in short-term debt . . . . . .             198.5         (108.0)
Issuance of long-term debt. . . . . . . .             196.1          400.0
Retirement of long-term debt. . . . . . .            (535.7)        (271.5)
Dividend payments . . . . . . . . . . . .            (262.4)        (248.6)
Proceeds from reissuance of treasury stock             51.7           73.8
Other financing activities, net . . . . .              (7.7)          (6.0)
                                                     ------         ------
Net cash from financing activities. . . .            (359.5)        (160.3)
                                                     ------         ------

Net increase in cash and
 temporary cash investments . . . . . . .              63.3           29.9
Cash and temporary cash investments,
 beginning of period. . . . . . . . . . .             155.9           92.4
                                                     ------         ------
Cash and temporary cash investments,
 end of period. . . . . . . . . . . . . .            $219.2         $122.3
                                                     ======         ======


See Notes to Consolidated Financial Statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1994


   (per share amounts for 1993 have been restated to give effect to the two-for-one stock split effective December 31, 1993)


NOTE 1:   Work Force Restructuring

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Under terms of agreements between Ameritech, the Communication Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech is implementing an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a charge of $530.0 million or $332.8 million after-tax. This charge reduced the Company's prepaid pension asset by $304.7 million for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $131.5 million related to SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other than Pensions") and a severance accrual of $93.8 million.


NOTE 2: Investment in Telecom Corporation of New Zealand Limited (New Zealand Telecom)

The Company currently owns 469,060,000 shares of New Zealand Telecom, or
24.8 percent of the common equity of that company. Shares of New Zealand Telecom are publicly traded and, as of March 31, 1994, the closing price of such shares was about US$2.87 per share. The aggregate market value of Ameritech's investment is difficult to ascertain as the New Zealand Telecom shares are thinly traded with approximately 50 percent of the company owned by Ameritech and one other corporate investor.

During the first quarter of 1994 the Company received a distribution of cash totaling $67.1 million from New Zealand Telecom. This resulted from a capital restructuring by New Zealand Telecom effected by canceling about 20 percent of its outstanding shares, increasing its debt level, and making a special capital distribution to shareholders. At March 31, 1994, the carrying amount of Ameritech's investment in New Zealand Telecom was $564.1 million.


NOTE 3:  Investment in General Electric Company subsidiary

On May 2, 1994, Ameritech concluded its agreement to invest $472.5 million into a newly formed subsidiary of General Electric Company. The new subsidiary received a contribution from the General Electric Company of the principal net assets of its General Electric Information Services division in exchange for all of the voting common stock. Ameritech's investment is in the form of a four-year interest bearing convertible debenture, which if legal restrictions are removed, converts into a 30 percent equity interest in the new company. The debenture has been guaranteed as to repayment by the General Electric Company. Ameritech may extend the term of the debenture by one year under certain circumstances.

The Company's investment was funded principally by the issuance of $450.0 million of new unsecured noncallable debt by Ameritech Capital Funding Corporation, guaranteed by the Company. The debt is due in 1997 and 1998 with interest tied to LIBOR. This debt was issued from an existing SEC shelf registration statement, which has a remaining capacity of $192.2 million.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1994 vs.
                     THREE MONTHS ENDED MARCH 31, 1993


RESULTS OF OPERATIONS

For the three months ended March 31, 1994, net income was $43.8 million or $0.08 per common share on 547.3 million average common shares outstanding. Net income in the first quarter of 1993 was $300.0 million or $0.55 per common share on 541.7 million average common shares outstanding.

Results in the first quarter of 1994 included an after-tax charge of $332.8 million or $0.61 per common share for work force restructuring related to the Company's plans to reduce its nonmanagement work force by 6,000 employees by the end of 1995. Results in the first quarter of 1993 included an after-tax restructuring charge of $37.3 million or $0.07 per common share related to the Company's investment in New Zealand Telecom.

Excluding the above noted significant items in both years, net income would have been $376.6 million in 1994 and $337.3 million in 1993, an increase of
11.7 percent, and earnings per common share would have been $0.69 and $0.62 per common share, respectively, an increase of 11.3 percent.
___________________________________________________________________________

Revenues

Total revenues for the three months ended March 31, 1994 increased 6.9 percent over the comparable prior year period to $2,990.4 million. The increase was primarily attributable to higher network usage due to access line growth and volume increases at the cellular operation due to cellular subscriber line growth. Rate reductions at the landline telephone operations partially offset these increases.
___________________________________________________________________________

Local service
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                $1,307.9  $1,231.4      $76.5      6.2

The increase in local service revenues in the first quarter of 1994 was primarily attributable to higher network usage which increased revenues by $70.5 million. The increased network usage resulted principally from growth in the number of access lines, which increased 3.3 percent or 575,000 lines to 17,761,000 from 17,186,000 as of March 31, 1993, as well as increased usage and greater sales of special calling features (e.g. Call Forwarding, Caller ID, etc.).
___________________________________________________________________________
_

Network access
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Interstate
  Three Months Ended                $544.2    $500.2      $44.0      8.8

Intrastate
  Three Months Ended                $159.1    $149.8       $9.3      6.2

The increase in interstate network access revenues for the three months ended March 31, 1994, was primarily due to higher network usage, which resulted in additional revenues of $29.0 million, a reduction in common line pool support payments of $18.7 million and revenue sharing accruals of $8.6 million recorded in 1993. Partially offsetting these increases were net rate reductions of $16.3 million. Minutes of use related to interstate calls increased 6.7 percent in 1994.

The increase in intrastate network access revenues for the three months ended March 31, 1994, was primarily due to higher network usage which resulted in additional revenues of $24.8 million, partially offset by rate reductions of $15.3 million. Minutes of use related to intrastate calls increased 18.2 percent in 1994.
___________________________________________________________________________

Long distance service
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $364.2    $349.8      $14.4      4.1

The increase in long distance service revenues for the three months ended March 31, 1994, was primarily attributable to a change in the method in which independent company settlements were recorded at Illinois Bell and Indiana Bell (accounting for $15.3 million of the increase) and volume related increases of $5.1 million.
___________________________________________________________________________

Directory and other
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $615.0    $565.3      $49.7      8.8

The increase in directory and other revenue for the three months ended March 31, 1994, was attributable primarily to cellular subscriber line growth of 46.9 percent to 949,000 lines from 646,000 lines at March 31, 1993.
___________________________________________________________________________

Operating expenses

Total operating expenses for the three months ended March 31, 1994 increased by $647.0 million or 29.4 percent. The increase was primarily attributable to a $530.0 million charge related to a work force restructuring plan announced in March 1994 under which the Company plans to reduce its nonmanagement work force. Also contributing to the increase were higher advertising expenses, access expenses and growth-related and other increases at the cellular operation.
___________________________________________________________________________

Employee-related expenses
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $878.8    $871.5       $7.3      0.8

The increase in employee-related expenses for the three months ended
March 31, 1994, was attributable primarily to the effect of higher wage rates, costs of postretirement benefits and other employee-related expenses such as travel and training. Partially offsetting these increases were the effects of work force reductions over the past year, reduced incentive accruals, decreased overtime payments and increased pension credits.

There were 67,229 employees at March 31, 1994, compared with 69,639 at March 31, 1993. Work force reductions, primarily at the landline telephone operations, accounted for the majority of the reduction.
___________________________________________________________________________

Depreciation and
  amortization expense
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $546.9    $535.1      $11.8      2.2

The increase in depreciation and amortization expense for the three months ended March 31, 1994, was principally due to an increase of the telephone plant investment base and growth-related increases at the Company's cellular operation resulting in depreciation expense increases of $7.0 million and $6.5 million, respectively.
___________________________________________________________________________

Other operating expenses
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $745.0    $642.3     $102.7     16.0

The increase in other operating expenses for the three months ended
March 31, 1994, was primarily attributable to increased contract and professional services, a change in the method in which access expenses are recorded with independent telephone companies, advertising expenses and growth-related cost of sales increases at the cellular operation. Also contributing to the increase was a first quarter 1993 net credit to this expense category of $13.6 million related to a voluntary and involuntary management work force separation program which ended March 31, 1993. The credit resulted from settlement and curtailment gains from the pension plan, net of special termination benefits.
___________________________________________________________________________

Restructuring charge
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $530.0     $--       $530.0     --

As discussed more fully in Note 1, the Company announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $530.0 million ($332.8 million on an after-tax basis). A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $140 million. Settlement gains (estimated to exceed $200 million), which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan. Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

The Company expects that approximately 3,700 employees will leave the payroll in 1994 and approximately 2,300 in 1995. The anticipated timing of employees leaving the payroll is: 500 in the second quarter of 1994, 1,500 in the third quarter of 1994, 1,700 in the fourth quarter of 1994, 1,400 in the first quarter of 1995, 800 in second quarter of 1995 and 100 in the third quarter of 1995. The Company will manage the departure of all 6,000 employees to minimize disruption within its business and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $300 million on an annual basis upon completion of the program. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.
___________________________________________________________________________

Taxes other than income taxes
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $148.8    $153.6      $(4.8)    (3.1)

The decrease in taxes other than income taxes for the three months ended March 31, 1994, is primarily attributable to lower capital stock taxes in Illinois.
___________________________________________________________________________

OTHER INCOME AND EXPENSES

Interest expense
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $105.2    $119.5     $(14.3)   (12.0)

The decrease in interest expense for the three months ended March 31, 1994, was primarily due to the calling of certain long-term debt in 1993 and subsequent refinancing at lower rates. Also contributing to the decrease was the application of proceeds from the sale of New Zealand Telecom shares in July 1993. Costs related to the corporate-owned life insurance programs also decreased. Partially offsetting these decreases was an increase in interest expense related to the funding of the Company's investment of $437.5 million in the Hungarian telephone company, MATAV, on December 22, 1993.
___________________________________________________________________________

Other (income) expense, net
                                                          Change
                                       March 31          (Income)  Percent
(dollars in millions)               1994       1993      Expense   Change

Three Months Ended                  $(32.9)    $19.3     $(52.2)    --

Other (income) expense, net includes equity earnings in affiliates, interest during construction, interest income, costs associated with the early retirement of debt (including call premiums and write-offs of unamortized deferred costs) and other nonoperating items.

The following is an analysis of the major components of other (income) expense, net for the respective periods:

                                  Three Months Ended     Change
                                       March 31         (Income)
                                    1994       1993      Expense

Equity earnings in affiliates
  (primarily related to
   Investment in New
   Zealand Telecom)                 $(17.4)    $25.3     $(42.7)

Interest income on company
  owned life insurance and
  other related programs             (12.9)    (13.6)        .7

Interest during construction          (2.8)     (2.2)       (.6)

Call premiums on long-term debt       --         9.5       (9.5)

Other                                   .2        .3        (.1)
                                    ------     -----     ------

Total other (income) expense, net   $(32.9)    $19.3     $(52.2)
                                    ======     =====     ======

The principal reason for the increase in equity earnings of affiliates related to a New Zealand Telecom $42.0 million restructuring charge in the first quarter of 1993. The call premium charge in 1993 related to certain Ohio Bell debt.
___________________________________________________________________________

Income taxes
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                   $24.8    $155.2    $(130.4)   (84.0)

The decrease in income taxes for the three months ended March 31, 1994, was due primarily to lower pretax income as a result of the 1994 work force restructuring charge of $530.0 million (or $332.8 million after-tax). Excluding the effect of the restructuring charge, income taxes increased in line with increased earnings of the business.
___________________________________________________________________________

FINANCIAL CONDITION

Capital expenditures
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $437.5    $491.0     $(53.5)   (10.9)

Capital expenditures include cash payments to acquire property, plant and equipment and noncash items such as capitalized leases and interest during construction.

The decrease in capital expenditures for the first three months of 1994 relates primarily to lower planned capital expenditures at the landline telephone operations and delayed expenditures at the cellular operation.
___________________________________________________________________________

Dividends declared
                                       March 31         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $263.0    $249.6      $13.4      5.4

On March 15, 1994, the Board of Directors declared a quarterly dividend of $.48 per common share, a 4.3 percent increase over the $.46 per common share declared in the same quarter in the prior year.
___________________________________________________________________________

Debt ratio

The Company's debt ratio was 45.8 as of March 31, 1994, compared with 46.0 percent as of December 31, 1993. The relatively constant debt ratio can be primarily attributed to lower debt levels partially offset by lower reinvested earnings due to the after tax first quarter work force restructuring charge of $332.8 million.

See Note 3 for debt issued after March 31, 1994.

OTHER INFORMATION

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.
___________________________________________________________________________

Ratio of earnings to fixed charges

The Company's ratio of earnings to fixed charges for the three months ended March 31 was 1.63 in 1994 and 4.41 in 1993. The ratio in 1994 was adversely affected by a first quarter charge of $530.0 million for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

                        Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

  (a) The 1994 Annual Meeting of Shareowners of the Company was held on April 20, 1994.

        The number of common shares present at the Annual Meeting in person or by proxy and voting and withholding authority to vote in the election of Directors was 449,891,133 or 82.154 percent of the common shares of Ameritech outstanding on February 22, 1994, the record date for the Annual Meeting.

  (b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Company for a three-year term.

           DIRECTORS                 FOR              WITHHELD
        Donald C. Clark          439,637,542         10,253,591
        Melvin R. Goodes         439,223,483         10,667,650
        James A. Henderson       439,695,742         10,195,391
        John B. McCoy            439,698,383         10,192,750

        The largest percentage of shares withheld from voting with respect to any nominee for director was 2.371 percent. The terms of office of the following Directors continued after the meeting: Weston R. Christopherson, Hanna Holborn Gray, John D. Ong, Louis J. Rutigliano, A. Barry Rand, Richard H. Brown, Sheldon B. Lubar, Lynn
        M. Martin and Richard C. Notebaert.

  (c) Shareowners ratified the appointment of Arthur Andersen & Co., as independent public accountants, to examine the consolidated financial statements of the Company for the current year ending December 31, 1994. The vote was 439,002,173 shares FOR and 6,494,124 shares AGAINST, with 4,394,836 shares abstaining.

        A proposal by a shareowner to provide for cumulative voting in the election of Directors was disapproved. A total of 82,370,841 shares were voted FOR the proposal, 322,601,438 shares were voted AGAINST, 11,090,483 shares abstained and 33,828,371 broker non-votes were recorded.

        A proposal by a shareowner to provide for the election of Directors annually was disapproved. A total of 100,531,910 shares were voted FOR the proposal, 305,367,843 shares were voted AGAINST, 10,163,009 shares abstained and 33,828,371 broker non-votes were recorded.

Item 6. Exhibits and Reports on Form 8-K.

  (a)   Exhibits:

        12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 1994 and March 31, 1993.

  (b)   Reports on Form 8-K:

        Form 8-K dated April 29, 1994, was filed on April 29, 1994, under
        Item 7, Financial Statements and Exhibits, to file copies of the Underwriting Agreement and Pricing Agreement, both dated April 25, 1994 and executed in connection with an offering of floating rate notes by Ameritech Capital Funding Corporation (ACF), a wholly owned subsidiary of Ameritech, together with the forms of Officers' Certificate and notes.

        Form 8-K dated May 5, 1994, was filed on May 11, 1994, under
        Item 7, Financial Statements and Exhibits, to file copies of the Underwriting Agreement, dated April 25, 1994, and Pricing Agreement, dated May 5, 1994, executed in connection with an offering of floating rate notes by ACF, together with the forms of Officers' Certificate and notes.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameritech Corporation



Date:  May 12, 1994                     By /s/ Betty F. Elliott
                                          ------------------------------
                                          Betty F. Elliott
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

Exhibit 12


                  AMERITECH CORPORATION AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)



                                                Three Months Ended
                                                      March 31
                                                 1994          1993
EARNINGS

Income before interest and income taxes          $173.8        $574.7

Portion of rent expense representing
 interest expense                                  16.0          15.9

Michigan Single Business tax                        7.4           6.9
                                                 ------        ------

Total earnings                                   $197.2        $597.5
                                                 ------        ------



FIXED CHARGES

Interest expense                                 $105.2        $119.5

Portion of rent expense representing
 interest expense                                  16.0          15.9
                                                 ------        ------

Total fixed charges                              $121.2        $135.4
                                                 ------        ------



Ratio of earnings to fixed charges                 1.63          4.41
                                                   ====          ====


(1) The results for the first quarter of 1994 reflect a $530 million pretax charge for work force restructuring (see MD&A discussion of this charge). This charge will be funded primarily from the Ameritech Pension Plan.

(2) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.