Form 10-K/A
period 1993-12-31
AMERITECH CORP /DE/
filed 1994-06-15
CIK 732715

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                              FORM 10-K/A

                          AMENDMENT TO REPORT

      Filed pursuant to Section 12, 13 or 15(d) of the Securities exchange act of 1934

                         AMERITECH CORPORATION

                            Amendment No. 1

     The undersigned registrant hereby files the following exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 1993:

Index to Exhibits

Exhibit 99a - Form 11-K Annual Report for the fiscal year ended
     December 31, 1993, of the Ameritech Savings Plan for Salaried Employees;

Exhibit 99b - Form 11-K Annual Report for the fiscal year ended
     December 32, 1993, of the Ameritech Savings and
     Security Plan (Non-Salaried);


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Ameritech Corporation


                                   By /s/ Bruce B. Howat
                                        Bruce B. Howat
                                        Secretary

Dated: May 25, 1994

                                  EXHIBIT INDEX


Exhibit Number

     3a   _    Certificate of Incorporation of the Company as amended
on April 26, 1991 (Exhibit 3a to Form 10-K for 1991,
File No. 1-8612).

     3b   _    By-Laws of the Company, as amended on April 15, 1992
(Exhibit 3b to Form 10-K for 1992, File No. 1-8612).

     4b   _    No instrument which defines the rights of holders of
long and intermediate term debt of the Company and all Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     10a  _    Reorganization and Divestiture Agreement between
American Telephone and Telegraph Company and the
Company and Affiliates, dated as of November 1, 1983 (
Exhibit 10a to Form 10-K for 1983, File No. 1-8612).

     10b  _    Agreement Concerning Contingent Liabilities, Tax
Matters and Termination of Certain Agreements, among
American Telephone and Telegraph Company, Bell System
Operating Companies, Regional Holding Companies and
Affiliates dated as of November 1, 1983 (Exhibit 10j to
Form 10-K for 1983, File No. 1-8612).

     10aa _    Ameritech Senior Management Short Term Incentive Plan
as amended and restated effective as of January 1, 1992
(Exhibit 10aa to Form 10-K for 1991, File No. 1-8612).

     10bb _    Ameritech Long Term Incentive Plan as amended and
restated effective as of January 1, 1992 (Exhibit 10bb to Form 10-K for 1991, File No. 1-8612).

     10bb-1 _  First Amendment to Long Term Incentive Plan.

     10cc _    Ameritech Senior Management Life Insurance Plan
Agreements (Exhibit 10cc to Form 10-K for 1990, File
No. 1-8612).

     10dd _    Ameritech Senior Management Long Term Disability Plan
as amended and restated effective as of January 1, 1992
(Exhibit 10dd to Form 10-K for 1991, File No. 1-8612).

     10ee _    Ameritech Senior Management Transfer Program as amended
and restated effective as of January 1, 1992 (Exhibit
10ee to Form 10-K for 1991, File No. 1-8612).

     10ff _    Ameritech Perquisite Program (Exhibit 10ff to Form 10-K
for 1991, File No. 1-8612).

     10gg _    Ameritech Deferred Compensation Plan for Non-Employee
Directors (Exhibit 10gg to Form 10-K for 1985, File
No. 1-8612).


     10gg-1_   First Amendment of Deferred Compensation Plan for
Non-Employee Directors (Exhibit 10gg-1 to Form 10-K for
1986, File No. 1-8612).

     10gg-2_   First Amendment of American Information Technologies
Corporation Deferred Compensation Plan for Non-Employee
Directors effective as of January 1, 1989
(Exhibit 10gg-2 to Form 10-K for 1988, File No. 1-
8612).

     10gg-3_   Second Amendment of American Information Technologies
Corporation Deferred Compensation Plan for Non-Employee
Directors (Exhibit 10gg-3 to Form 10-K for 1990, File
No. 1-8612).

     10gg-4_   Third Amendment of American Information Technologies
Corporation Deferred Compensation Plan for Non-Employee
Directors (Exhibit 10gg-4 to Form 10-K for 1990, File
No. 1-8612).

     10gg-5_   Fourth Amendment of American Information Technologies
Corporation Deferred Compensation Plan for Non-Employee
Directors (Exhibit 10gg-5 to Form 10-K for 1992, File
No. 1-8612).

     10hh _    Ameritech Plan for Non-Employee Directors' Travel
Accident Insurance (Exhibit 10hh to Registration
Statement No. 2-87838).

     10ii _    Ameritech Management Supplemental Pension Plan as
amended through the Seventh Amendment (Exhibit 10ii to Form 10-K for 1991, File No. 1-8612).

     10ii-1_   Eighth Amendment of Ameritech Management Supplemental
Pension Plan (Exhibit 10ii-1 to Form 10-K for 1991,
File No. 1-8612).

     10ii-2_   Ninth Amendment of Ameritech Management Supplemental
Pension Plan (Exhibit 10ii-2 to Form 10-K for 1991,
File No. 1-8612).

     10ii-3_   Tenth Amendment to Ameritech Management Supplemental
Pension Plan.

     10ii-4_   Eleventh Amendment to Ameritech Management Supplemental
Pension Plan.

     10ii-5_   Twelfth Amendment to Ameritech Management Supplemental
Pension Plan.

     10jj _    Ameritech Senior Management Retirement and Survivor
Protection Plan as amended and restated effective as of January 1, 1992 (Exhibit 10jj to Form 10-K for 1991,
File No. 1-8612).

     10jj-1_   First Amendment to Ameritech Senior Management
Retirement and Survivor Protection Plan (Exhibit 10jj-1 to Form 10-K for 1992, File No. 1-8612).

     10jj-2_   First Administrative Amendment to Ameritech Senior
Management Retirement and Survivor Protection Plan
(Exhibit 10jj-2 to Form 10-K for 1992, File
No. 1-8612).

     10jj-3_   Second Administrative Amendment to Ameritech Senior
Management Retirement and Survivor Protection Plan.

     10jj-4_   Fourth Administrative Amendment to Ameritech Senior
Management Retirement and Survivor Protection Plan.

     10kk _    Ameritech Senior Management Supplemental Savings and
Deferral Plan as amended and restated effective as of January 1, 1992 (Exhibit 10kk to Form 10-K for 1991,
File No. 1-8612).

     10ll _    Ameritech Stock Retirement Plan for Non-Employee
Directors  (Exhibit 10ll to Form 10-K for 1986, File
No. 1-8612).

     10ll-1_   First Amendment of Ameritech Stock Retirement Plan for
Non-Employee Directors (Exhibit 10ll-1 to Form 10-K for
1988, File No. 1-8612).

     10ll-2_   Second Amendment of Ameritech Stock Retirement Plan for
Non-Employee Directors (Exhibit 10ll-2 to Form 10-K for
1989, File No. 1-8612).

     10mm _    Agreement Regarding Change in Control dated as of
January 19, 1994 between the Company and Richard C.
Notebaert, together with a schedule identifying other documents.

     10nn _    Ameritech Senior Management Severance Pay Plan and
amended and restated effective as of January 1, 1992
(Exhibit 10nn to Form 10-K for 1991, File No. 1-8612).

     10oo _    Ameritech 1989 Long Term Incentive Plan as amended and
restated effective as of January 1, 1992 (Exhibit 10oo to Form 10-K for 1991, File No. 1-8612).

     10oo-1_   First Amendment to 1989 Long Term Incentive Plan.

     10pp _    Ameritech (Subsidiary) Senior Management Short Term
Incentive Plan as amended and restated effective
January 1, 1992 (Exhibit 10pp to Form 10-K for 1991,
File No. 1-8612).

     10qq _    Ameritech (Subsidiary) Senior Management Transfer
Program as amended and restated effective as of January
1, 1992 (Exhibit 10qq to Form 10-K for 1991, File No.                 1-
8612).

     10rr _    Ameritech Key Management Life Insurance Plan (Exhibit
10rr to Form 10-K for 1991, File No. 1-8612).

     10rr-1_   First Administrative Amendment to Ameritech Key
Management Life Insurance Plan.

     10ss _    Ameritech Estate Preservation Plan (Exhibit 10ss to
Form 10-K for 1991, File No. 1-8612).

     10ss-1_   First Administrative Amendment to Ameritech Estate
Preservation Plan.

     10tt _    Ameritech Senior Management Severance Pay Trust as
amended through the First Amendment (Exhibit 10tt to Form 10-K for 1991, File No. 1-8612).

     10tt-1_   Second Amendment to Ameritech Senior Management
Severance Pay Trust (Exhibit 10tt-1 to Form 10-K for
1991, File No. 1-8612).

     10uu _    Ameritech Management Employees Benefit Protection Trust
as amended through the First Amendment (Exhibit 10uu to Form 10-K for 1991, File No. 1-8612).

     10uu-1_   Second Amendment to Ameritech Management Employees
Benefit Protection Trust (Exhibit 10uu-1 to Form 10-K for 1991, File No. 1-8612).

     10vv _    Employment Agreement dated as of October 21, 1992
between the Company and William L. Weiss (Exhibit 10vv to Form 10-K for 1992, File No. 1-8612).

     10ww _    Agreement Regarding Change in Control dated as of
January 19, 1994 between the Company and Richard H.
Brown, together with schedule identifying other documents.

     11a  _    Statement re: computation of primary earnings per
share.

     11b  _    Statement re: computation of fully diluted earnings per
share.

     12   _    Computation of ratio of earnings to fixed charges for
the five years ended December 31, 1993.

     13   _    Portions of Ameritech's annual report to security
holders for the year ended December 31, 1993.

     21   _    Subsidiaries of the Company.

     23   _    Consent of Arthur Andersen & Co.

     24   _    Powers of Attorney.

     99a  _    Form 11-K Annual Report for the fiscal year ended
December 31, 1993 of the Ameritech Savings Plan for
Salaried Employees, to be filed by amendment.

     99b  _    Form 11-K Annual Report for the fiscal year ended
December 31, 1993 of the Ameritech Savings and Security
Plan (Non-Salaried Employees), to be filed by amendment.

     99c  _    Form 11-K Annual Report for the fiscal year ended
December 31, 1993 of the Old Heritage Advertising &
Publishers, Inc. Profit Sharing Plan, to be filed by amendment.

     99d  _    Form 11-K Annual Report for the fiscal year ended
December 31, 1993 of the DonTech Profit Participation
Plan, to be filed by amendment.

                               Form 11-K


(Mark one)
  ( x )                       ANNUAL REPORT
                   Pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]
              For the fiscal year ended December 31, 1993

                                  or


  ( x )                     TRANSITION REPORT
                   Pursuant to Section 15(d) of the
           Securities Exchange Act of 1934 [No Fee Required]
                     Commission File Number 1-8612

                               Ameritech
                  Savings Plan for Salaried Employees

                         AMERITECH CORPORATION
            30 South Wacker Drive, Chicago, Illinois 60606

AMERITECH SAVINGS PLAN FOR SALARIED EMPLOYEES
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE



Report of Independent Public Accountants                           3
Financial Statements:
     Statement of Net Assets Available
       for Plan Benefits at December 31, 1993                      4
     Statement of Changes in Net Assets Available for
       Plan Benefits for the year ended December 31, 1993          5
     Statement of Net Assets Available for
       Plan Benefits at December 31, 1992                          6
     Statement of Changes in Net Assets Available for
       Plan Benefits for the year ended December 31, 1992          7
     Statement of Changes in Net Assets Available for
       Plan Benefits for the year ended December 31, 1991          8
     Notes to Financial Statements                                 9
Supplemental Schedules:
     Schedule of Assets Held for Investment purposes
       at December 31, 1993                                       18
     Assets both Acquired and Disposed within the
       year ended December 31, 1993                               18
     Schedule of Reportable Transactions for the
       year ended December 31, 1993                               19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Ameritech Benefit Plan Committee and the Ameritech Asset
Management Committee:

    We have audited the accompanying statements of net assets available for plan benefits of the Ameritech Savings Plan for Salaried Employees as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Ameritech Savings Plan for Salaried Employees as of December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index on page 2 is the responsibility of the Plan Administrator and are presented for purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen &Co.

ARTHUR ANDERSEN & CO.


Chicago, Illinois
May 16, 1994

The financial statements and notes to financial statements which are a part of this report are filed under separate cover of Form SE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Benefit Plan Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

AMERITECH SAVINGS PLAN
For Salaried Employees



By the Ameritech Benefit Plan Committee



By   /s/  Walter M. Oliver
     Walter M. Oliver, Chairman



May 16, 1994

Exhibit 24


CONSENT OF INDEPENDENT ACCOUNTANTS


Ameritech Benefit Plan Committee


As independent public accountants, we hereby consent to the incorporation by reference of our report dated May 16, 1994, included in this Form 11-K for the year ended December 31, 1993, into Ameritech Corporation's previously filed Registration Statement File No. 33-6385.


/s/ Arthur Andersen & Co.

ARTHUR ANDERSEN & CO.

Chicago, Illinois
May 16, 1994

                               Form 11-K
(Mark one)
  ( x )                   ANNUAL REPORT
                   Pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]
              For the fiscal year ended December 31, 1993

                                  or

  ( x )                  TRANSITION REPORT
                   Pursuant to Section 15(d) of the
           Securities Exchange Act of 1934 [No Fee Required]
                     Commission File Number 1-8612

                               Ameritech
                Savings Plan for Non-Salaried Employees

                         AMERITECH CORPORATION
            30 South Wacker Drive, Chicago, Illinois 60606

AMERITECH SAVINGS AND SECURITY PLAN (Non-Salaried Employees)
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE



Report of Independent Public Accountants                           3
Financial Statements:
     Statement of Net Assets Available
       for Plan Benefits at December 31, 1993                      4
     Statement of Changes in Net Assets Available for
       Plan Benefits for the year ended December 31, 1993          5
     Statement of Net Assets Available for
       Plan Benefits at December 31, 1992                          6
     Statement of Changes in Net Assets Available for
       Plan Benefits for the year ended December 31, 1992          7
     Statement of Changes in Net Assets Available for
       Plan Benefits for the year ended December 31, 1991          8
     Notes to Financial Statements                                 9
Supplemental Schedules:
     Schedule of Assets Held for Investment purposes
       at December 31, 1993                                       18
     Assets both Acquired and Disposed within the
       year ended December 31, 1993                               18
     Schedule of Reportable Transactions for the
       year ended December 31, 1993                               19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Ameritech Benefit Plan Committee and the Ameritech Asset
Management Committee:

    We have audited the accompanying statements of net assets available for plan benefits of the Ameritech Savings and Security Plan (Non-Salaried Employees) as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Ameritech Savings and Security Plan (Non-Salaried Employees) as of December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index on page 2 are the responsibility of the Plan Administrator and are presented for purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen & Co.

ARTHUR ANDERSEN & CO.


Chicago, Illinois
May 16, 1994

The financial statements and notes to financial statements which are a part of this report are filed under separate cover of Form SE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Benefit Plan Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

AMERITECH SAVINGS AND SECURITY
PLAN (Non-Salaried Employees)



By the Ameritech Benefit Plan Committee



By   /s/  Walter M. Oliver
     Walter M. Oliver, Chairman



Date:  May 16, 1994

Exhibit 24


CONSENT OF INDEPENDENT ACCOUNTANTS


Ameritech Benefit Plan Committee


As independent public accountants, we hereby consent to the incorporation by reference of our report dated May 16, 1994, included in this Form 11-K for the year ended December 31, 1993, into Ameritech Corporation's previously filed Registration Statement File No. 33-6385.


/s/ Arthur Andersen & Co.

ARTHUR ANDERSEN & CO.



Chicago, Illinois
May 16, 1994