Form 10-K/A
period 1993-12-31
AMERITECH CORP /DE/
filed 1994-06-29
CIK 732715

       Cover

                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

FORM 10-K/A

                          AMENDMENT TO REPORT

      Filed pursuant to Section 12, 13 or 15(d) of the Securities
                         Exchange act of 1934

                         AMERITECH CORPORATION

                            Amendment No. 2

     The undersigned registrant hereby files the following exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 1993:

Index to Exhibits

Exhibit 99c - Form 11-K Annual Report for the fiscal year ended
     December 31, 1993, of the Old Heritage Advertising & Publishers, Inc. Profit Sharing Plan;

Exhibit 99d - Form 11-K Annual Report for the fiscal year ended
     December 32, 1993, of the DonTech Profit Participation Plan.

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

Dated: June 28, 1994

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

       Cover

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


  ( x )                     TRANSITION REPORT
                   Pursuant to Section 15(d) of the
           Securities Exchange Act of 1934 [No Fee Required]


                     Commission File Number 1-8612

              OLD HERITAGE ADVERTISING & PUBLISHERS,INC.
                          PROFIT SHARING PLAN
           14535 Manchester Road, Manchester Missouri 63011

                         AMERITECH CORPORATION
            30 South Wacker Drive, Chicago, Illinois 60606

OLD HERITAGE ADVERTISING & PUBLISHERS, INC.
401(k) PROFIT SHARING PLAN AND TRUST

   - CONTENTS -




                                                 PAGE NUMBER

Independent Auditors' Report                          1


Financial Statements:

 Statement of Net Assets Available for Plan Benefits
   at December 31, 1993                               2

 Statement of Changes in Net Assets Available for Plan
   Benefits for the year ended December 31, 1993      3

 Statement of Net Assets Available for Plan Benefits
   at December 31, 1992                               4

 Statement of Changes in Net Assets Available for Plan
   Benefits for the year ended December 31, 1992      5

 Statement of Changes in Net Assets Available for Plan
   Benefits for the year ended December 31, 1991      6

 Notes to Financial Statements                      7 - 14


Additional Information:

 Schedule of Assets Held for Investment Purposes      15

 Schedule of Reportable Transactions                  16

                                                   (LETTERHEAD)

                  Independent Auditors' Report

To the Ameritech Benefit Plan Committee
Chicago, Illinois

We have audited the accompanying statements of net assets available for plan benefits of OLD HERITAGE ADVERTISING & PUBLISHERS, INC. 401(k) PROFIT SHARING PLAN AND TRUST as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of OLD HERITAGE ADVERTISING & PUBLISHERS, INC. 401(k) PROFIT SHARING PLAN AND TRUST as of December 31, 1993 and 1992, and the changes in net assets available for plan benefits for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and schedule of investments both acquired and disposed in the Plan year are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

PERRIN, FORDREE & COMPANY, P.C.
/s/ Perrin, Fordress & Company, P.C.


Troy, Michigan
March 24, 1994


<pages> 2-16

The financial statements and notes to financial statements which are a part of this report are filed under separate cover of Form SE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Benefit Plan Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.


OLD HERITAGE ADVERTISING & PUBLISHERS,
INC. PROFIT SHARING PLAN


By the Ameritech Benefit Plan
Committee


By /s/ Walter M. Oliver
       Walter M. Oliver, Chairman


June 28, 1994

                                                 (LETTERHEAD)


CONSENT OF INDEPENDENT ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference of our report dated March 24, 1994, of Old Heritage Advertising & Publishers, Inc. Profit Sharing Plan included in this Form 11-K for the year ended December 31, 1993, into Ameritech Corporation's previously filed Registration Statement File No. 33-47608.


PERRIN, FORDREE & COMPANY, P.C.
s/s Perrin, Fordree & Company, P.C.

Troy, Michigan
March 24, 1994

       Cover
                               Form 11-K
(Mark one)
  ( x )                   ANNUAL REPORT
                   Pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]
              For the fiscal year ended December 31, 1993

                                  or

  ( x )                  TRANSITION REPORT
                   Pursuant to Section 15(d) of the
           Securities Exchange Act of 1934 [No Fee Required]


                     Commission File Number 1-8612


                   DonTech Profit Participation Plan
          205 North Michigan Avenue, Chicago, Illinois 60601

                         AMERITECH CORPORATION
            30 South Wacker Drive, Chicago, Illinois 60606

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the AM-DON general partnership (the administrator of the DonTech Profit
Participation Plan) has duly caused this annual repeort to be signed on its behalf by the undersigned hereunto duly authorized.

                              DonTech Profit Participation Plan
                                        (Name of Plan)


                              BY: /s/ Reid Simpson
                                      Reid Simpson
                                  Vice President-Finance
                                   and Chief Financial Officer


Date: June 23, 1994

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in (i) the registration statement of Ameritech Corporation on Form S-8 (File No. 33-49036), and
(ii) the registration statement of the Dun & Bradstreet Corporation on Form S-8 (File No. 33-49060), of our report dated June 22, 1994 on our audits of the financial statements of the DonTech Profit Participation Plan as of December 31, 1993 and 1992, and for the year ended December 31, 1993, which report is included in this annual report on Form 11-K.


                                   s/s Coopers & Lybrand



New York, New York
June 23, 1994

DONTECH PROFIT PARTICIPATION PLAN

INDEX TO FINANCIAL STATEMENTS

                                                            Pages F-

Report of Independent Accountants                          2
Statement of Assets Available for Plan Benefits as
  of December 31, 1993 and 1992                          3-4
Statement of Changes in Assets Available for Plan
  Benefits for the year ended December 31, 1993            5
Notes to Financial Statements                           6-11

REPORT OF INDEPENDENT ACCOUNTANTS

To the Employee Benefits Committee of The Board of Directors of
AM-DON GENERAL PARTNERSHIP

     We have audited the accompanying statement of net assets available for plan benefits of the DONTECH PROFIT PARTICIPATION PLAN (the "Plan") as of December 31, 1993 and 1992, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992, and changes in its net assets available for benefits for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statement of net assets available for benefits as of December 31, 1993 and 1992 and the statement of changes in net assets available for benefits for the year ended December 31, 1993 is presented for purposes of additional analysis rather than to present the net assets available for plan benefit and changes in net assets available for plan benefits of each fund. The fund information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                            /s/ Coopers & Lybrand
New York, New York
June 22, 1994.

<pages> F-3 - F-11

The financial statements and notes to financial statements which are a part of this report are filed under separate cover of Form SE.