Form 10-Q
period 1994-06-30
AMERITECH CORP /DE/
filed 1994-08-12
CIK 732715

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended June 30, 1994

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




At July 29, 1994, 549,286,367 common shares were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No ___.

PAGE

                      Part I - Financial Information

The following financial statements have been prepared by Ameritech Corporation ("Ameritech" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the quarterly report on Form 10-Q previously filed in the current year.

                     CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions, except per share amounts)
                                (Unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30                June 30
                                    1994      1993        1994      1993
                                  --------  --------    --------  --------

Revenues. . . . . . . . . . .     $3,146.4  $2,950.8    $6,136.8  $5,747.3
                                  --------  --------    --------  --------

Employee-related expenses . .        904.4     889.4     1,783.2   1,760.9
Depreciation and amortization        563.4     541.8     1,110.3   1,076.9
Other operating expenses. . .        795.1     725.0     1,540.1   1,367.3
Restructuring charges . . . .         --        --         530.0      --
Taxes other than income taxes        137.9     145.9       286.7     299.5
                                  --------  --------    --------  --------
                                   2,400.8   2,302.1     5,250.3   4,504.6
                                  --------  --------    --------  --------

Operating income. . . . . . .        745.6     648.7       886.5   1,242.7
Interest expense. . . . . . .        110.3     118.1       215.5     237.6
Other (income) expense, net .        (35.5)    (27.4)      (68.4)     (8.1)
                                  --------  --------    --------  --------
Income before income taxes. .        670.8     558.0       739.4   1,013.2
Income taxes. . . . . . . . .        224.2     168.4       249.0     323.6
                                  --------  --------    --------  --------
Net income. . . . . . . . . .     $  446.6  $  389.6    $  490.4  $  689.6
                                  ========  ========    ========  ========

Earnings per common share . .        $0.81     $0.72*      $0.89     $1.27*
                                     =====     =====       =====     =====

Dividends declared per common share  $0.48     $0.46*      $0.96     $0.92*
                                     =====     =====       =====     =====
Average common shares
  outstanding (millions). . .        548.6     543.4*      548.0     542.5*
                                     =====     =====       =====     =====


* Restated for two-for-one stock split effective December 31, 1993.

See Notes to Consolidated Financial Statements

PAGE

                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in Millions)

                                              June 30, 1994   Dec. 31, 1993
                                               (Unaudited)    (Derived from
                                                                 Audited
                                                                Financial
ASSETS                                                         Statements)

Current assets
  Cash and temporary cash investments . . .     $    86.1       $   155.9
  Receivables, net. . . . . . . . . . . . .       2,157.4         2,068.9
  Material and supplies . . . . . . . . . .         152.7           133.7
  Prepaid and other . . . . . . . . . . . .         246.7           268.2
                                                ---------       ---------
                                                  2,642.9         2,626.7
                                                ---------       ---------

Property, plant and equipment . . . . . . .      29,604.1        29,117.4
  Less, accumulated depreciation. . . . . .      12,434.1        11,751.3
                                                ---------       ---------
                                                 17,170.0        17,366.1
                                                ---------       ---------

Investments, primarily international. . . .       1,234.8         1,219.0
Other assets and deferred charges . . . . .       2,444.4         2,215.9
                                                ---------       ---------

Total assets. . . . . . . . . . . . . . . .     $23,492.1       $23,427.7
                                                =========       =========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
  Debt maturing within one year . . . . . .     $ 2,249.4       $ 2,601.6
  Accounts payable. . . . . . . . . . . . .       1,110.9         1,210.6
  Other current liabilities . . . . . . . .       2,043.6         1,873.1
                                                ---------       ---------
                                                  5,403.9         5,685.3
                                                ---------       ---------

Long-term debt. . . . . . . . . . . . . . .       4,492.2         4,090.4
                                                ---------       ---------

Deferred credits and other long-term liabilities
  Accumulated deferred income taxes . . . .       1,716.8         1,889.4
  Unamortized investment tax credits. . . .         327.6           354.3
  Postretirement benefits
   other than pensions. . . . . . . . . . .       2,671.5         2,519.7
  Other . . . . . . . . . . . . . . . . . .         878.8         1,044.0
                                                ---------       ---------
                                                  5,594.7         5,807.4
                                                ---------       ---------

Shareowners' equity
  Common stock, par value $1; 1.2 billion
   shares authorized, 587,612,000 issued. .         587.6           587.6
  Proceeds in excess of par value . . . . .       5,489.3         5,454.8
  Reinvested earnings . . . . . . . . . . .       3,419.2         3,455.3
  Treasury stock, at cost (38,506,000 shares
   in 1994 and 40,969,000 shares in 1993) .      (1,039.9)       (1,105.0)
  Deferred compensation . . . . . . . . . .        (416.5)         (468.5)
  Currency translation adjustments. . . . .         (36.2)          (76.3)
  Unearned compensation, restricted
   stock awards . . . . . . . . . . . . . .          (2.2)           (3.3)
                                                ---------       ---------
                                                  8,001.3         7,844.6
                                                ---------       ---------

Total liabilities and shareowners' equity .     $23,492.1       $23,427.7
                                                =========       =========

See Notes to Consolidated Financial Statements

PAGE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                     Six Months Ended
                                                           June 30
                                                     1994           1993

Cash Flows from Operating Activities

Net income. . . . . . . . . . . . . . . .          $  490.4       $  689.6
Restructuring charge, net of tax. . . . .             332.8           --
Depreciation and amortization . . . . . .           1,110.3        1,076.9
Deferred income taxes, net. . . . . . . .             (16.8)           5.1
Investment tax credits, net . . . . . . .             (26.7)         (33.9)
Interest during construction. . . . . . .              (5.8)          (4.8)
Provision for uncollectibles. . . . . . .              81.5           75.0
Increase in accounts receivable . . . . .            (167.5)         (86.0)
Increase in material and supplies . . . .             (22.9)         (18.7)
Decrease in certain other current assets.              20.7            5.9
Decrease in accounts payable. . . . . . .             (99.8)        (248.9)
Increase in accrued taxes . . . . . . . .              12.2            4.1
Increase (decrease) in certain
 other current liabilities. . . . . . . .             (17.6)          97.6
Change in certain other noncurrent
 assets and liabilities . . . . . . . . .             (97.2)        (149.3)
Other . . . . . . . . . . . . . . . . . .             (22.2)           3.4
                                                   --------       --------
Net cash from operating activities. . . .           1,571.4        1,416.0
                                                   --------       --------

Cash Flows from Investing Activities

Capital expenditures. . . . . . . . . . .            (850.1)      (1,019.2)
Additional investments. . . . . . . . . .            (489.2)         (16.7)
Other investing activities, net . . . . .              73.4            0.7
                                                   --------       --------
Net cash from investing activities. . . .          (1,265.9)      (1,035.2)
                                                   --------       --------

Cash Flows from Financing Activities

Net change in short-term debt . . . . . .             (43.1)         (67.1)
Issuance of long-term debt. . . . . . . .             645.3          647.9
Retirement of long-term debt. . . . . . .            (543.7)        (529.5)
Dividend payments . . . . . . . . . . . .            (525.4)        (498.1)
Proceeds from reissuance of treasury stock             97.2          130.3
Other financing activities, net . . . . .              (5.6)         (14.8)
                                                   --------       --------
Net cash from financing activities. . . .            (375.3)        (331.3)
                                                   --------       --------

Net increase (decrease) in cash and
 temporary cash investments . . . . . . .             (69.8)          49.5
Cash and temporary cash investments,
 beginning of period. . . . . . . . . . .             155.9           92.4
                                                   --------       --------
Cash and temporary cash investments,
 end of period. . . . . . . . . . . . . .          $   86.1       $  141.9
                                                   ========       ========

See Notes to Consolidated Financial Statements

PAGE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1994


   (per share amounts for 1993 have been restated to give effect to the two-for-one stock split effective December 31, 1993)


NOTE 1:   Work Force Restructuring

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Under terms of agreements between Ameritech, the Communication Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a first quarter 1994 charge of $530.0 million or $332.8 million after-tax. This charge reduced the Company's prepaid pension asset by $304.7 million for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $131.5 million related to SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other than Pensions") and a severance accrual of $93.8 million.

In June, the Company completed the first phase of its restructuring plan, having solicited volunteers to leave the Company. The response to date is exceeding expectations. Management is in the process of evaluating the specific job functions and locations of the employees who have requested to leave under the plan to ensure that service to customers will not be adversely affected. The task is complex as the intended 6,000 employee force reduction represents approximately twelve percent of the nonmanagement work force. Accordingly, insufficient information currently exists to adjust the restructuring accrual. The Company expects to complete this process in the third quarter and to increase its restructuring accrual to the appropriate level. The adjustment could be material.


NOTE 2:  Investment in General Electric Company subsidiary

On May 2, 1994, Ameritech concluded its agreement to invest $472.5 million in a newly formed subsidiary of General Electric Company. The new subsidiary received a contribution from the General Electric Company of the principal net assets of its General Electric Information Services division in exchange for all of the voting common stock. Ameritech's investment is in the form of a four-year interest bearing convertible debenture which, if legal restrictions are removed, converts into a 30 percent equity interest in the new company. The debenture has been guaranteed as to repayment by the General Electric Company. Ameritech may extend the term of the debenture by one year under certain circumstances. The debenture has been classified in "other assets and deferred charges" in the accompanying consolidated balance sheet.

The Company's investment was funded principally by the issuance of $450.0 million of new unsecured noncallable debt by Ameritech Capital Funding Corporation, guaranteed by the Company. The debt is due in 1997 and 1998 with interest tied to LIBOR. This debt was issued from an existing SEC shelf registration statement which has a remaining capacity of $192.2 million.

PAGE

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 1994 vs.
                      SIX MONTHS ENDED JUNE 30, 1993


RESULTS OF OPERATIONS

For the three months ended June 30, 1994, net income was $446.6 million or $0.81 per common share on 548.6 million average common shares outstanding. This represented a 14.6 percent increase in net income and a 12.5 percent increase in earnings per common share from the comparable prior year period for which net income was $389.6 million or $0.72 per common share on 543.4 million average common shares outstanding.

For the six months ended June 30, 1994, net income was $490.4 million or $0.89 per common share on 548.0 million average common shares outstanding. For the six months ended June 30, 1993 net income was $689.6 million or $1.27 per common share on 542.5 million average common shares outstanding.

Results in the first quarter of 1994 included an after-tax charge of $332.8 million or $0.61 per common share for work force restructuring related to the Company's plan to reduce its nonmanagement work force by 6,000 employees by the end of 1995. Results in the first quarter of 1993 included an after-tax restructuring charge of $37.3 million or $0.07 per common share related to the Company's investment in Telecom Corporation of New Zealand Limited (New Zealand Telecom), in which the Company owns a 24.8 percent interest.

Excluding the above noted significant items in both years, net income for the six month periods ended June 30, 1994 and 1993 would have been $823.2 million and $726.9 million, respectively, an increase of 13.2 percent, and earnings per common share would have been $1.50 and $1.34 per common share, respectively, an increase of 11.9 percent.
___________________________________________________________________________

Revenues

Total revenues for the three and six months ended June 30, 1994 increased
6.6 percent and 6.8 percent, respectively, over the comparable prior year periods to $3,146.4 million and $6,136.8 million. The increases were primarily attributable to higher network usage due to access line growth, and volume-related increases at the cellular operation due to cellular line growth. Rate reductions at the landline telephone operations primarily in the interstate and intrastate network access revenue categories partially offset these increases.
___________________________________________________________________________

Local service
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $1,332.6  $1,266.3      $66.3      5.2
Six Months Ended                   2,640.5   2,497.7      142.8      5.7

The increases in local service revenues for the three and six months ended June 30, 1994 were primarily attributable to higher network usage which increased revenues by $56.4 million and $124.0 million, respectively. The increased network usage resulted principally from growth in number of access lines, which increased 3.5 percent or 600,000 lines to 17,875,000 from 17,275,000 as of June 30, 1993 as well as greater sales of special calling features (e.g., Call Forwarding, Caller ID, etc.) and second line additions.
___________________________________________________________________________

Network access
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Interstate
  Three Months Ended              $  554.6  $  527.8      $26.8      5.1
  Six Months Ended                 1,098.8   1,028.0       70.8      6.9

Intrastate
  Three Months Ended              $  160.1  $  156.7      $ 3.4      2.2
  Six Months Ended                   319.2     306.5       12.7      4.1

The increase in interstate network access revenues for the three months ended June 30, 1994 was primarily attributable to higher network usage, which resulted in additional revenues of $39.8 million. Partially offsetting this increase was a net rate reduction of $16.1 million. Revenue sharing accrual differences contributed $5.0 million to the 1994 revenue increase.

The increase in interstate network access revenues for the six months ended June 30, 1994 was primarily attributable to higher network usage, which resulted in additional revenues of $69.5 million and a reduction in common line pool support payments of $17.8 million. Partially offsetting these increases were net rate reductions of $33.8 million. Revenue sharing accrual differences contributed $14.8 million to the 1994 revenue increase.

Minutes of use related to interstate calls for the three and six months ended June 30, 1994 increased 6.0 percent and 6.3 percent, respectively.

The increases in intrastate network access revenues for the three and six months ended June 30, 1994 were primarily attributable to higher network usage which resulted in additional revenues of $15.0 million and $36.4 million, respectively. Partially offsetting these increases were net rate reductions of $13.8 million and $29.2 million, respectively. Minutes of use related to intrastate calls for the three and six months ended June 30, 1994 increased 12.8 percent and 15.4 percent, respectively.
___________________________________________________________________________

Long distance service
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $362.7    $352.8      $ 9.9      2.8
Six Months Ended                     726.9     702.6       24.3      3.5

The increases in long distance service revenues for the three and six months ended June 30, 1994 were primarily attributable to a change in the method in which independent company settlements were recorded at Illinois Bell and Indiana Bell (accounting for $8.5 million and $24.3 million, respectively, of the increase) and volume related increases of $8.0 million and $11.4 million, respectively. Partially offsetting these increases was a negative impact from the Extended Community Calling Plan (ECC) in Wisconsin which reclassified long distance usage to lower-priced local service usage. The ECC impact lowered long distance revenues by $4.2 million and $7.1 million, respectively.
___________________________________________________________________________

Directory and other
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  736.4  $  647.2      $89.2     13.8
Six Months Ended                   1,351.4   1,212.5      138.9     11.5

The increases in directory and other revenue for the three and six months ended June 30, 1994 were primarily attributable to cellular subscriber line growth of 48.9 percent to 1,039,000 lines from 698,000 lines at June 30, 1993. Also contributing to the increase was growth in other nonregulated activities, such as inside wire maintenance at the landline telephone operations.
___________________________________________________________________________

Operating expenses

Total operating expenses for the three and six months ended June 30, 1994 increased by $98.7 million or 4.3 percent and $745.7 million or 16.6 percent, respectively. The six month increase was primarily attributable to a $530.0 million charge related to a work force restructuring plan announced in March 1994 under which the Company plans to significantly reduce its nonmanagement work force. Also contributing to the increase in both periods were higher advertising expenses, access expenses, contract and professional services together with growth-related and other increases in cellular operations.
___________________________________________________________________________

Employee-related expenses
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  904.4  $  889.4      $15.0      1.7
Six Months Ended                   1,783.2   1,760.9       22.3      1.3

The increases in employee-related expenses for the three and six months ended June 30, 1994 were primarily attributable to the effect of higher wage rates, increased incentive accruals and the costs of postretirement benefits. Partially offsetting these increases were the effects of work force reductions over the past year, decreased overtime payments and increased pension credits.

There were 66,593 employees at June 30, 1994, compared with 69,541 at
June 30, 1993. Work force downsizing at the landline telephone operations accounted for the majority of the reduction.
___________________________________________________________________________

Depreciation and
  amortization expense
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  563.4  $  541.8      $21.6      4.0
Six Months Ended                   1,110.3   1,076.9       33.4      3.1

The increases in depreciation and amortization expense for the three and six months ended June 30, 1994 were primarily attributable to increases in the landline plant investment base, which increased related depreciation expense by $9.0 million and $17.0 million, respectively, and growth-related increases at the Company's cellular operation of $6.0 million and $13.0 million, respectively. Also contributing to the increase was a second quarter 1994 accrual of $10.0 million, retroactive to January 1, 1994, related to a Federal Communications Commission (FCC) depreciation represcription in Illinois. Partially offsetting the increase was the completion in 1993 of FCC-authorized depreciation represcriptions in Michigan of $2.8 million and $5.6 million, respectively.
___________________________________________________________________________

Other operating expenses
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  795.1  $  725.0     $ 70.1      9.7
Six Months Ended                   1,540.1   1,367.3      172.8     12.6

The increases in other operating expenses for the three and six months ended June 30, 1994 were primarily attributable to increased contract and professional services, a change in the method in which access expenses are recorded with independent telephone companies, increased advertising expenses at the cellular and landline telephone operations and other growth-related cost of sales increases of the cellular and information systems sales operations. Also contributing to the increase for the six months ended June 30, 1994, was a first quarter 1993 net credit to this expense category of $13.6 million related to a voluntary and involuntary management work force separation program which ended March 31, 1993. The credit resulted from settlement and curtailment gains from the pension plan, net of special termination benefits.
___________________________________________________________________________

Restructuring charge
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $ --       $--       $ --       --
Six Months Ended                    $530.0     $--       $530.0     --

As discussed more fully in Note 1, the Company announced on March 25, 1994 that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $530.0 million ($332.8 million on an after-tax basis). A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $140 million. Settlement gains (estimated to exceed $200 million), which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan (none recorded as of June 30, 1994). Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

The Company originally estimated that of the 6,000 expected to leave approximately 3,700 employees would leave the payroll in 1994 and approximately 2,300 in 1995. The original anticipated timing of employees leaving the payroll was: 500 in the second quarter of 1994 (actual employees leaving was 1,595), 1,500 in the third quarter of 1994, 1,700 in the fourth quarter of 1994, 1,400 in the first quarter of 1995, 800 in second quarter of 1995 and 100 in the third quarter of 1995. As previously discussed in Note 1, the program has generated more requests to leave the payroll than originally planned requiring revision to the expected number and timing of employees leaving the payroll which should be quantifiable in the third quarter of 1994. The Company will manage the departure of all employees to minimize disruption within its business and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per terminated employee on an annual basis. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.
___________________________________________________________________________

Taxes other than income taxes
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $137.9    $145.9     $ (8.0)    (5.5)
Six Months Ended                     286.7     299.5      (12.8)    (4.3)

The decreases in taxes other than income taxes for the three and six months ended June 30, 1994 were primarily attributable to a decrease in property taxes at Michigan Bell as a result of new state legislation enacted in December 1993 which reduced the property valuation upon which the Company is taxed.
___________________________________________________________________________

OTHER INCOME AND EXPENSES

Interest expense
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $110.3    $118.1     $ (7.8)    (6.6)
Six Months Ended                     215.5     237.6      (22.1)    (9.3)

The decreases in interest expense for the three and six months ended
June 30, 1994 were primarily attributable to the calling of certain long-term debt in 1993. This called debt was refinanced in part at lower long-term interest rates and by instruments with lower short-term interest rates as compared to the original called debt. Also contributing to the decrease was the application of proceeds from the sale of New Zealand Telecom shares in July 1993 and lower costs related to the corporate-owned life insurance programs. Partially offsetting these decreases were increases related to the funding of the Company's investment of $437.5 million in the Hungarian telephone company, MATAV, on December 22, 1993, and the Company's May 2, 1994 investment of $472.5 million in a newly formed subsidiary of General Electric Company (see Note 2 to the Consolidated Financial Statements).
___________________________________________________________________________

Other (income) expense, net
                                                         Change:
                                        June 30          (Income)  Percent
(dollars in millions)               1994      1993       Expense   Change

Three Months Ended                  $(35.5)   $(27.4)    $ (8.1)    29.6
Six Months Ended                     (68.4)     (8.1)     (60.3)    --

Other (income) expense, net includes equity earnings in affiliates, interest during construction, interest income, costs associated with the early retirement of debt (including call premiums and write-offs of unamortized deferred costs) and other nonoperating items.

The following is an analysis of the major components of other (income) expense, net for the respective periods:

                                  Three Months Ended     Change:
                                        June 30         (Income)
                                    1994      1993       Expense

Equity earnings in affiliates
  (primarily related to
   Investment in New
   Zealand Telecom)                 $(17.8)   $(13.5)     $(4.3)

Interest income on company
  owned life insurance and
  other related programs             (14.7)    (14.1)      (0.6)

Interest during construction          (3.0)     (2.6)      (0.4)

Call premiums on long-term debt       --         3.7       (3.7)

Other                                 --        (0.9)       0.9
                                    ------    ------      -----

Total other (income) expense, net   $(35.5)   $(27.4)     $(8.1)
                                    ======    ======      =====


                                   Six Months Ended      Change:
                                        June 30         (Income)
                                    1994      1993       Expense

Equity earnings in affiliates
  (primarily related to
   Investment in New
   Zealand Telecom)                 $(35.2)    $11.8     $(47.0)

Interest income on company
  owned life insurance and
  other related programs             (28.2)    (29.3)       1.1

Interest during construction          (5.8)     (4.8)      (1.0)

Call premiums on long-term debt       --        13.2      (13.2)

Other                                  0.8       1.0       (0.2)
                                    ------     -----     ------

Total other (income) expense, net   $(68.4)    $(8.1)    $(60.3)
                                    ======     =====     ======

The principal reason for the increase in equity earnings in affiliates for the six month period is primarily due to a $42.3 million New Zealand Telecom restructuring charge in the first quarter of 1993. The 1993 call premium charges related to a Ohio Bell first quarter charge of $9.5 million and a second quarter Indiana Bell charge of $3.7 million.
___________________________________________________________________________

Income taxes
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $224.2    $168.4     $ 55.8     33.1
Six Months Ended                     249.0     323.6      (74.6)   (23.1)

The increase in income taxes for the three months ended June 30, 1994 was primarily attributable to higher pretax income and the effect of a second quarter 1993 realization of previously unrecognized tax benefits on prior year asset write-downs.

The decrease in income taxes for the six months ended June 30, 1994 was primarily attributable to lower pretax income as a result of the first quarter 1994 work force restructuring charge of $530.0 million (or $332.8 million after-tax). Excluding the effect of the restructuring charge and the above mentioned tax effect on asset write-downs, income taxes generally increased in line with increased earnings.
___________________________________________________________________________

FINANCIAL CONDITION

Capital expenditures
                                        June 30         Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                  $456.7  $  538.3    $ (81.6)   (15.2)
Six Months Ended                     894.2   1,029.3     (135.1)   (13.1)

Capital expenditures include cash payments to acquire property, plant and equipment and noncash items such as capitalized leases and interest during construction.

The decreases in capital expenditures for the three and six months ended June 30, 1994 relate primarily to lower planned capital expenditures at the landline telephone operations and delayed expenditures at the cellular operation.
___________________________________________________________________________

Dividends declared
                                        June 30         Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $263.6    $250.3      $13.3      5.3
Six Months Ended                     526.6     499.9       26.7      5.3

On June 15, 1994 the Board of Directors declared a quarterly dividend of $.48 per common share, a 4.3 percent increase over the $.46 per common share declared in the same quarter in the prior year and is the same rate of increase as in the first quarter of 1994 when compared to 1993.
___________________________________________________________________________

Debt ratio

The Company's debt ratio was 45.7 percent as of June 30, 1994 compared with
46.0 percent as of December 31, 1993. This relatively constant debt ratio is primarily attributed to similar debt and equity levels.
___________________________________________________________________________

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

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would likely be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.
___________________________________________________________________________

Changes in Regulatory Environment

The Company continues to seek various forms of regulatory relief in the five states in which it operates. Michigan has been under essentially price-based regulation since 1992, and in Indiana and Wisconsin price-based regulation was approved in the summer of 1994. The effort in Illinois and Ohio continues. As part of the alternative regulation plans, the Company agreed to reduce or "freeze" certain of its prices for a period of time, and also agreed to fund educational programs and ensure certain capital expenditures are made by the Company. The effect of the price reductions in connection with the alternative regulation plans on the Company's near-term earnings is not expected to be material.
___________________________________________________________________________

Ratio of earnings to fixed charges

The Company's ratio of earnings to fixed charges for the six months ended June 30 was 4.14 in 1994 and 4.84 in 1993. The ratio in 1994 was adversely affected by a first quarter charge of $530.0 million for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

PAGE

                        Part II - Other Information

  (a)   Exhibits:

        12 Computation of ratio of earnings to fixed charges for the six months ended June 30, 1994 and June 30, 1993.

  (b)   Reports on Form 8-K:

        Form 8-K dated July 20, 1994, was filed on July 22, 1994, under
        Item 7, Financial Statements and Exhibits, to report Ameritech's second quarter earnings.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameritech Corporation



Date:  August 12, 1994                  By /s/ Betty F. Elliott
                                          Betty F. Elliott
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

PAGE

EXHIBIT 12


                  AMERITECH CORPORATION AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)
                                (Unaudited)



                                                 Six Months Ended
                                                       June 30
                                                 1994          1993
EARNINGS

Income before interest and income taxes          $954.9      $1,250.8

Portion of rent expense representing
 interest expense                                  24.3          30.1

Michigan Single Business tax                       14.7          13.7
                                                 ------      --------

Total earnings                                   $993.9      $1,294.6
                                                 ------      --------



FIXED CHARGES

Interest expense                                 $215.5        $237.6

Portion of rent expense representing
 interest expense                                  24.3          30.1
                                                 ------        ------

Total fixed charges                              $239.8        $267.7
                                                 ------        ------



Ratio of earnings to fixed charges                 4.14          4.84
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