Form 10-Q
period 1994-09-30
AMERITECH CORP /DE/
filed 1994-11-14
CIK 732715

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended September 30, 1994

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




At October 31, 1994, 550,470,137 common shares were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No ___.

                      Part I - Financial Information

The following financial statements have been prepared by Ameritech Corporation ("Ameritech" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the quarterly reports on Form 10-Q previously filed in the current year.

                     CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions, except per share amounts)
                                (Unaudited)

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    1994      1993        1994      1993
                                  --------  --------    --------  --------

Revenues. . . . . . . . . . .     $3,121.4  $2,946.8    $9,258.2  $8,694.1
                                  --------  --------    --------  --------

Employee-related expenses . .        925.1     924.7     2,708.3   2,685.6
Depreciation and amortization        561.3     544.2     1,671.6   1,621.1
Other operating expenses. . .        783.0     706.9     2,323.1   2,074.2
Restructuring charges . . . .        270.1      --         800.1      --
Taxes other than income taxes        149.5     150.6       436.2     450.1
                                  --------  --------    --------  --------
                                   2,689.0   2,326.4     7,939.3   6,831.0
                                  --------  --------    --------  --------

Operating income. . . . . . .        432.4     620.4     1,318.9   1,863.1
Interest expense. . . . . . .        117.8     117.0       333.3     354.6
Other (income) expense, net .        (45.6)   (103.6)     (114.0)   (111.7)
                                  --------  --------    --------  --------
Income before income taxes. .        360.2     607.0     1,099.6   1,620.2
Income taxes. . . . . . . . .        109.3     182.0       358.3     505.6
                                  --------  --------    --------  --------
Net income. . . . . . . . . .     $  250.9  $  425.0    $  741.3  $1,114.6
                                  ========  ========    ========  ========

Earnings per common share . .        $0.46     $0.78*      $1.35     $2.05*
                                     =====     =====       =====     =====

Dividends declared per common share  $0.48     $0.46*      $1.44     $1.38*
                                     =====     =====       =====     =====

Average common shares
  outstanding (millions). . .        549.9     544.9*      548.6     543.3*
                                     =====     =====       =====     =====

* Restated for two-for-one stock split effective December 31, 1993.

See Notes to Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in Millions)

                                             Sept. 30, 1994   Dec. 31, 1993
                                               (Unaudited)    (Derived from
                                                                 Audited
                                                                Financial
ASSETS                                                         Statements)
Current assets
  Cash and temporary cash investments . . .     $    40.0       $   155.9
  Receivables, net. . . . . . . . . . . . .       2,246.9         2,068.9
  Material and supplies . . . . . . . . . .         200.4           133.7
  Prepaid and other . . . . . . . . . . . .         254.9           268.2
                                                ---------       ---------
                                                  2,742.2         2,626.7
                                                ---------       ---------

Property, plant and equipment . . . . . . .      29,736.3        29,117.4
  Less, accumulated depreciation. . . . . .      12,652.6        11,751.3
                                                ---------       ---------
                                                 17,083.7        17,366.1
                                                ---------       ---------

Investments, primarily international. . . .       1,232.9         1,219.0
Other assets and deferred charges . . . . .       2,459.7         2,215.9
                                                ---------       ---------

Total assets. . . . . . . . . . . . . . . .     $23,518.5       $23,427.7
                                                =========       =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Debt maturing within one year . . . . . .     $ 2,036.8       $ 2,601.6
  Accounts payable. . . . . . . . . . . . .       1,216.8         1,210.6
  Other current liabilities . . . . . . . .       1,790.3         1,873.1
                                                ---------       ---------
                                                  5,043.9         5,685.3
                                                ---------       ---------

Long-term debt. . . . . . . . . . . . . . .       4,490.0         4,090.4
                                                ---------       ---------

Deferred credits and other long-term liabilities
  Accumulated deferred income taxes . . . .       1,708.7         1,889.4
  Unamortized investment tax credits. . . .         314.3           354.3
  Postretirement benefits
   other than pensions. . . . . . . . . . .       2,845.0         2,519.7
  Other . . . . . . . . . . . . . . . . . .       1,066.2         1,044.0
                                                ---------       ---------
                                                  5,934.2         5,807.4
                                                ---------       ---------

Shareowners' equity
  Common stock, par value $1; 1.2 billion
   shares authorized, 587,612,000 issued. .         587.6           587.6
  Proceeds in excess of par value . . . . .       5,506.9         5,454.8
  Reinvested earnings . . . . . . . . . . .       3,405.9         3,455.3
  Treasury stock, at cost (37,225,000 shares
   in 1994 and 40,969,000 shares in 1993) .      (1,005.8)       (1,105.0)
  Deferred compensation . . . . . . . . . .        (416.5)         (468.5)
  Currency translation adjustments. . . . .         (26.0)          (76.3)
  Unearned compensation, restricted
   stock awards . . . . . . . . . . . . . .          (1.7)           (3.3)
                                                ---------       ---------
                                                  8,050.4         7,844.6
                                                ---------       ---------

Total liabilities and shareowners' equity .     $23,518.5       $23,427.7
                                                =========       =========

See Notes to Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                     Nine Months Ended
                                                        September 30
                                                     1994           1993
                                                   --------       --------

Cash Flows from Operating Activities
Net income. . . . . . . . . . . . . . . .          $  741.3       $1,114.6
Restructuring charges, net of tax . . . .             501.0           --
Depreciation and amortization . . . . . .           1,671.6        1,621.1
Deferred income taxes, net. . . . . . . .             (27.8)         (27.5)
Investment tax credits, net . . . . . . .             (40.0)         (55.2)
Interest during construction. . . . . . .             (10.0)          (7.9)
Provision for uncollectibles. . . . . . .             130.1          114.0
Increase in accounts receivable . . . . .            (305.9)        (195.2)
Increase in material and supplies . . . .             (72.0)          (7.6)
Decrease in certain other current assets.              14.0            4.3
Increase (decrease) in accounts payable .               5.3         (240.6)
Decrease in accrued taxes . . . . . . . .             (60.4)         (37.8)
Increase (decrease) in certain
 other current liabilities. . . . . . . .             (50.6)         175.8
Change in certain other noncurrent
 assets and liabilities . . . . . . . . .            (172.4)        (199.3)
Gain from sale of shares in Telecom
 Corporation of New Zealand Limited . . .              --            (85.7)
Other . . . . . . . . . . . . . . . . . .              (0.7)          29.0
                                                   --------       --------
Net cash from operating activities. . . .           2,323.5        2,202.0
                                                   --------       --------

Cash Flows from Investing Activities
Capital expenditures. . . . . . . . . . .          (1,293.8)      (1,527.3)
Additional investments. . . . . . . . . .            (505.4)         (23.0)
Proceeds from the sale of shares in
 Telecom Corporation of New Zealand Limited            --            280.6
Other investing activities, net . . . . .              74.5            7.0
                                                   --------       --------
Net cash from investing activities. . . .          (1,724.7)      (1,262.7)
                                                   --------       --------

Cash Flows from Financing Activities
Net change in short-term debt . . . . . .            (240.3)        (306.4)
Issuance of long-term debt. . . . . . . .             645.3          891.9
Issuance of preferred stock in subsidiary              85.0           --
Retirement of long-term debt. . . . . . .            (560.3)        (913.3)
Dividend payments . . . . . . . . . . . .            (788.9)        (748.4)
Proceeds from reissuance of treasury stock            147.0          185.8
Other financing activities, net . . . . .              (2.5)         (11.7)
                                                   --------       --------
Net cash from financing activities. . . .            (714.7)        (902.1)
                                                   --------       --------

Net increase (decrease) in cash and
 temporary cash investments . . . . . . .            (115.9)          37.2
Cash and temporary cash investments,
 beginning of period. . . . . . . . . . .             155.9           92.4
                                                   --------       --------
Cash and temporary cash investments,
 end of period. . . . . . . . . . . . . .          $   40.0       $  129.6
                                                   ========       ========

See Notes to Consolidated Financial Statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1994


   (per share amounts for 1993 have been restated to give effect to the two-for-one stock split effective December 31, 1993)


NOTE 1:   Work Force Restructuring

On March 25, 1994, Ameritech announced plans to reduce its existing nonmanagement work force by 6,000 employees by the end of 1995. Under terms of agreements between Ameritech, the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of the current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

The Company recorded a first quarter 1994 charge of $530.0 million or $332.8 million after-tax to reflect the cost of restructuring. This charge reduced the Company's prepaid pension asset by $304.7 million for pension enhancements and curtailment losses. The charge also included a curtailment loss of $131.5 million related to Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and an additional severance accrual of $93.8 million.

Employee response to the pension enhancement program and other financial incentives being offered by the Company has exceeded the Company's initial expectations. As a result, the Company expects its existing nonmanagement work force to be reduced by 10,000 through next year instead of the 6,000 originally estimated in March.

The Company recorded an additional charge in the third quarter of 1994 of $270.1 million or $168.2 million after-tax for the additional program participants and for revised participant demographics. The third quarter charge reflects settlement gains of $121.9 million associated with lump sum pension payments made by the pension trust through September 30, 1994.
This $270.1 million charge reduced the Company's prepaid pension asset by $40.7 million for pension enhancements and curtailment losses, net of the settlement gains. The charge also included a curtailment loss of $167.5 million related to SFAS No. 106 and an additional severance accrual of $61.9 million.

NOTE 2:  Preferred Stock Issuance by Subsidiary

Ameritech New Zealand Funding Corporation ("New Zealand Funding"), a wholly owned subsidiary of the Company, issued, through a private placement, 850,000 shares of Series A Preferred Stock on September 29, 1994 for $85.0 million. Dividends accrue on the Series A Preferred Stock at the annual rate of 7.04%, payable quarterly and cumulative from the date of issuance. The shares are subject to mandatory redemption on August 1, 2001 at $100 per share and are subject to earlier redemption at a premium, beginning in 1999, at the option of New Zealand Funding. The preferred stock is included in Deferred credits and other long-term liabilities - Other in the accompanying Consolidated Balance Sheets.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 1994 vs.
                   NINE MONTHS ENDED SEPTEMBER 30, 1993


RESULTS OF OPERATIONS

For the three months ended September 30, 1994, net income was $250.9 million or $0.46 per common share on 549.9 million average common shares outstanding. This represented a 41.0 percent decrease in both net income and earnings per common share from the comparable prior year period for which net income was $425.0 million or $0.78 per common share on 544.9 million average common shares outstanding.

For the nine months ended September 30, 1994, net income was $741.3 million or $1.35 per common share on 548.6 million average common shares outstanding. This represented a decrease of 33.5 percent in net income and
34.1 percent in earnings per common share from the comparable prior year period. For the nine months ended September 30, 1993, net income was $1,114.6 million or $2.05 per common share on 543.3 million average common shares outstanding.

Results in the third quarter of 1994 included an after-tax restructuring charge of $168.2 million or $0.30 per share for the Company's planned reduction in its existing nonmanagement work force. The charge was recorded in the third quarter to reflect acceptance of the previously announced plan by an additional 4,000 employees for a total of 10,000 employees. Results in the third quarter of 1993 included an after-tax gain of $61.7 million or $0.11 per share resulting from the sale of shares in Telecom Corporation of New Zealand Limited ("New Zealand Telecom"), in which the Company owns a 24.8 percent interest.

Results for the nine months ended September 30, 1994 included after-tax charges of $501.0 million or $0.91 per share for the restructuring that will reduce the Company's existing work force by 10,000 employees. Results for the nine months ended September 30, 1993 included an after-tax restructuring charge of $37.3 million or $0.07 per common share related to the Company's investment in New Zealand Telecom, as well as a $61.7 million after-tax gain resulting from the sale of shares by the Company in New Zealand Telecom. These New Zealand Telecom related transactions have been classified in Other (income) expense, net in the accompanying Consolidated Statements of Income.

Excluding the above noted significant items in both years, income for the three months ended September 30, 1994 and 1993 would have been $419.1 million and $363.3 million, respectively, an increase of 15.4 percent, and earnings per share would have been $0.76 and $0.67 per common share, respectively, an increase of 13.4 percent. Income for the nine month periods ended September 30, 1994 and 1993 would have been $1,242.3 million and $1,090.2 million, respectively, an increase of 14.0 percent, and earnings per common share would have been $2.26 and $2.01 per common share, respectively, an increase of 12.4 percent.

Revenues

Total revenues for the three and nine months ended September 30, 1994 increased 5.9 percent and 6.5 percent, respectively, over the comparable prior year periods to $3,121.4 million and $9,258.2 million. The increases were primarily attributable to higher network usage resulting from access line growth and volume-related increases at the cellular operation due to cellular line growth. Also contributing to the increases were increases in switched access minutes of use and toll messages. Rate reductions at the landline telephone operations, primarily in the network access revenue categories, partially offset these increases.
___________________________________________________________________________

Local service
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $1,348.8  $1,283.6     $ 65.2      5.1
Nine Months Ended                  3,989.3   3,781.3      208.0      5.5

The increases in local service revenues for the three and nine months ended September 30, 1994 were primarily attributable to higher network usage, which increased revenues by $54.9 million and $181.5 million, respectively. The increased network usage principally resulted from growth in the number of access lines, including second line additions, which increased 3.7 percent or 638,000 lines to 18,054,000 from 17,416,000 as of September 30, 1993, as well as greater sales of special calling features (e.g., Call Forwarding, Caller ID, etc.). The increases were also attributable to a change in the method in which independent company settlements were recorded at Illinois Bell (accounting for $5.5 million and $15.5 million, respectively, of the increase) as well as impacts of $4.0 million and $7.3 million, respectively, from the new Extended Community Calling plan ("ECC") in Wisconsin, which reclassifies portions of long distance usage to local service usage.
___________________________________________________________________________

Network access
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Interstate
  Three Months Ended              $  560.6  $  527.8      $32.8      6.2
  Nine Months Ended                1,659.4   1,555.8      103.6      6.7

Intrastate
  Three Months Ended              $  149.1  $  159.7     ($10.6)    (6.6)
  Nine Months Ended                  468.3     466.2        2.1      0.5

The increases in interstate network access revenues for the three and nine months ended September 30, 1994 were primarily attributable to higher network usage, which resulted in additional revenues of $39.9 million and $110.2 million, respectively, as well as reductions in National Exchange Carrier Association ("NECA") support payments of $13.6 million and $31.3 million for the three and nine months ended September 30, 1994. Revenue sharing accrual differences contributed $10.4 million and $25.3 million to the 1994 revenue increases. Partially offsetting these increases were net rate reductions of $30.1 million and $64.5 million, respectively.

Minutes of use related to interstate calls for the three and nine months ended September 30, 1994 increased 7.0 percent and 6.5 percent, respectively.

The changes in intrastate network access revenues for the three and nine months ended September 30, 1994 were primarily attributable to net rate reductions of $15.4 million and $46.8 million, respectively. Partially offsetting these net rate reductions were increases in intrastate network access revenues primarily attributable to higher network usage which resulted in additional revenues of $8.0 million and $46.7 million, respectively. Minutes of use related to intrastate calls for the three and nine months ended September 30, 1994 increased 10.5 percent and 13.7 percent, respectively.
___________________________________________________________________________

Long distance service
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  369.6  $  353.6      $16.0      4.5
Nine Months Ended                  1,096.5   1,056.2       40.3      3.8

The increases in long distance service revenues for the three and nine months ended September 30, 1994 were primarily attributable to a change in the method by which independent company settlements were recorded at Illinois Bell (accounting for $16.9 million and $43.1 million, respectively, of the increases) and volume related increases of $8.3 million and $20.0 million, respectively. Partially offsetting these increases was an impact from the ECC plan in Wisconsin (previously discussed) which reclassified certain long distance usage to lower-priced local service usage. The ECC plan effectively lowered long distance revenues by $11.4 million and $19.9 million, respectively.
___________________________________________________________________________

Directory, cellular and other
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  693.3  $  622.1     $ 71.2     11.4
Nine Months Ended                  2,044.7   1,834.6      210.1     11.5

The increases in directory, cellular and other revenue for the three and nine months ended September 30, 1994 were primarily attributable to cellular subscriber line growth of 51.0 percent to 1,140,000 lines at September 30, 1994 from 755,000 lines at September 30, 1993. Also contributing to the increases were demand growth and price increases in other nonregulated activities, such as inside wire maintenance at the landline telephone operations. Modest revenue growth in the directory operation contributed to the increases.
___________________________________________________________________________

Operating expenses

Total operating expenses for the three and nine months ended September 30, 1994 increased by $362.6 million or 15.6 percent and $1,108.3 million or
16.2 percent, respectively. These results include restructuring charges of $270.1 million and $800.1 million for the three and nine months ended September 30, 1994. Also contributing to the increases in both periods were higher advertising expenses, access expenses and contract and professional services, together with growth-related and other increases in the cellular operations.
___________________________________________________________________________

Employee-related expenses
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  925.1  $  924.7      $ 0.4      --
Nine Months Ended                  2,708.3   2,685.6       22.7      0.8

The modest increases in employee-related expenses for the three and nine months ended September 30, 1994 were primarily attributable to the effects of higher wage rates, increased overtime payments and increased incentive accruals. Partially offsetting these increases were the effects of work force reductions over the past year and increased pension credits.

There were 65,146 employees at September 30, 1994, compared with 68,434 at September 30, 1993. Work force restructuring at the landline telephone operations accounted for the decrease.
___________________________________________________________________________

Depreciation and
  amortization expense
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  561.3  $  544.2      $17.1      3.1
Nine Months Ended                  1,671.6   1,621.1       50.5      3.1

The increases in depreciation and amortization expense for the three and nine months ended September 30, 1994 were primarily attributable to increases in the landline plant investment base, which increased related depreciation expense by $5.0 million and $25.0 million, respectively, and growth-related increases at the Company's cellular operation of $5.0 million and $18.0 million, respectively. Depreciation expense also increased by $4.3 million and $14.2 million for the three months and nine months ended September 30, 1994, respectively, due to increased interstate depreciation rates prescribed by the Federal Communications Commission in Illinois, retroactive to January 1, 1994. Partially offsetting the increase for the year-to-date period was the completion in 1993 of FCC-authorized amortization schedules in Michigan of $5.6 million.
___________________________________________________________________________

Other operating expenses
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                $  783.0  $  706.9     $ 76.1     10.8
Nine Months Ended                  2,323.1   2,074.2      248.9     12.0

The increases in other operating expenses for the three and nine months ended September 30, 1994 were primarily attributable to increased contract and professional services, a change in the method in which access expenses are recorded with independent telephone companies, increased advertising expenses at the cellular and landline telephone operations and other growth-related cost of sales increases at the cellular and information systems sales operations. Also contributing to the increase for the nine months ended September 30, 1994 was the effect of a first quarter 1993 net credit to this expense category of $13.6 million related to a management work force separation program. The credit resulted from settlement and curtailment gains from the pension plan, net of special termination benefits.
___________________________________________________________________________

Restructuring charges
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $270.1     $--       $270.1      n/a
Nine Months Ended                   $800.1     $--       $800.1      n/a

As discussed more fully in Note 1, the Company announced on March 25, 1994 that it would reduce its existing nonmanagement work force by 6,000 employees by the end of 1995. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition. The Company now expects its existing nonmanagement work force to be reduced by 10,000 employees through next year instead of the 6,000 originally estimated in March. A charge for 6,000 employees was recorded in the first quarter and an additional charge was recorded in the third quarter to reflect acceptance of the plan by a total of 10,000 employees.

This program resulted in a first quarter 1994 charge of $530.0 million ($332.8 million on an after-tax basis) and an additional charge of $270.1 million ($168.2 million on an after-tax basis) in the third quarter of 1994 for a total charge of $800.1 million ($501.0 million on an after-tax basis). The additional charge of $270.1 million includes the effect of $121.9 million in settlement gains associated with lump-sum pension payments through September 30, 1994.

The Company originally estimated that, of the 6,000 employees expected to leave under the program approximately 3,700 employees would leave the payroll in 1994 and approximately 2,300 in 1995. The Company currently estimates that, including the additional 4,000 employees, approximately 7,800 will leave under the program in 1994 and 2,200 in 1995. These employee reductions by quarter are as follows: 1,595 (actual) in the second quarter of 1994, 2,281 (actual) in the third quarter of 1994, 3,900 (estimated) in the fourth quarter of 1994, 200 (estimated) in the first quarter of 1995, 900 (estimated) in the second quarter of 1995, and 1,100 (estimated) in the third quarter of 1995. As previously discussed in
Note 1, the program has generated more employee requests to accept the incentives offered than originally planned, requiring revision to the expected number and timing of employees terminating employment. The Company is managing the departure of all employees to minimize disruption within its business and to its customers, while still accommodating the individual employee's acceptance of the program. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments totalling approximately $200 million) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per departing employee on an annual basis. The projected savings will be partially offset by the hiring of new employees to accommodate growth and ensure high quality customer service, and to meet staffing requirements for new business opportunities.
___________________________________________________________________________

Taxes other than income taxes
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $149.5    $150.6     $ (1.1)    (0.7)
Nine Months Ended                    436.2     450.1      (13.9)    (3.1)

The decrease in taxes other than income taxes for the nine months ended September 30, 1994 was primarily attributable to decreases in property taxes at Michigan Bell as a result of new state legislation enacted in December 1993 which reduced the property valuation upon which the Company is taxed.
___________________________________________________________________________

OTHER INCOME AND EXPENSES

Interest expense
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $117.8    $117.0     $ (0.8)    (0.7)
Nine Months Ended                    333.3     354.6      (21.3)    (6.0)

The decrease in interest expense for the nine months ended September 30, 1994 was primarily attributable to the calling of certain long-term debt in 1993. This called debt was refinanced in part at lower long-term interest rates and by instruments with lower short-term interest rates as compared to the original called debt. Also contributing to the decrease was the application of proceeds from the sale of New Zealand Telecom shares in July 1993 and lower costs related to the corporate-owned life insurance programs. Partially offsetting these decreases were increases related to the funding of the Company's investment of $437.5 million in the Hungarian telecommunications company, MATAV, on December 22, 1993, and the Company's second quarter 1994 investment of $472.5 million in a newly formed subsidiary of General Electric Company.
___________________________________________________________________________

Other (income) expense, net
                                                          Change
                                     September 30        (Income)  Percent
(dollars in millions)               1994      1993       Expense   Change

Three Months Ended                 $ (45.6)  $(103.6)    $ 58.0      n/a
Nine Months Ended                   (114.0)   (111.7)      (2.3)     n/a

Other (income) expense, net includes equity earnings in affiliates, interest during construction, interest income, costs associated with the early retirement of debt (including call premiums and write-offs of unamortized deferred costs) and other nonoperating items.

The following is an analysis of the major components of other (income) expense, net for the respective periods:

                                  Three Months Ended     Change
                                     September 30       (Income)
                                    1994      1993       Expense
                                  --------  --------    ---------

Gain from sale of shares
  in New Zealand Telecom            $ --     $ (85.7)     $85.7

Equity earnings in affiliates
  (primarily related to
   Investment in New
   Zealand Telecom)                  (20.9)    (12.9)      (8.0)

Interest income on company
  owned life insurance and
  other related programs             (14.0)    (15.8)       1.8

Interest during construction          (3.9)     (3.0)      (0.9)

Call premiums on long-term debt       --        15.6      (15.6)

All other                             (6.8)     (1.8)      (5.0)
                                    ------   -------      -----

Total other (income) expense, net   $(45.6)  $(103.6)     $58.0
                                    ======   =======      =====


                                  Nine Months Ended      Change
                                     September 30       (Income)
                                    1994      1993       Expense
                                  --------  --------    ---------

Gain from sale of shares
  in New Zealand Telecom           $  --     $ (85.7)     $85.7

Equity earnings in affiliates,
  including a restructuring
  charge in 1993 of $42.3 million
  at New Zealand Telecom             (56.1)     (1.1)     (55.0)

Interest income on company
  owned life insurance and
  other related programs             (42.2)    (45.1)       2.9

Interest during construction         (10.0)     (7.9)      (2.1)

Call premiums on long-term debt       --        28.8      (28.8)

All other                             (5.7)     (0.7)      (5.0)
                                   -------   -------      -----

Total other (income) expense, net  $(114.0)  $(111.7)     $(2.3)
                                   =======   =======      =====

The 1993 call premium charges related to an Ohio Bell first quarter charge of $9.5 million, a second quarter Indiana Bell charge of $3.7 million, and two third quarter charges of $10.7 million and $4.9 million at Illinois Bell and Wisconsin Bell, respectively.
___________________________________________________________________________

Income taxes
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $109.3    $182.0    $ (72.7)   (39.9)
Nine Months Ended                    358.3     505.6     (147.3)   (29.1)

The decrease in income taxes for the three months ended September 30, 1994 was primarily attributable to lower pretax income as a result of the third quarter 1994 work force restructuring charge of $270.1 million ($168.2 million after-tax).

The decrease in income taxes for the nine months ended September 30, 1994 was primarily attributable to lower pretax income as a result of the 1994 work force restructuring charges of $800.1 million ($501.1 million after-
tax). Excluding the effects of previously noted unusual items in both years, principally the restructuring charges, income taxes generally increased in line with increased earnings.
___________________________________________________________________________

FINANCIAL CONDITION

Capital expenditures
                                     September 30       Increase   Percent
(dollars in millions)               1994       1993    (Decrease)  Change

Three Months Ended                $  448.6  $  513.6    $ (65.0)   (12.7)
Nine Months Ended                  1,342.8   1,542.9     (200.1)   (13.0)

Capital expenditures include cash payments to acquire property, plant and equipment and noncash items such as capitalized leases and interest during construction.

The decreases in capital expenditures for the three and nine months ended September 30, 1994 relate primarily to lower planned capital expenditures at the landline telephone operations and delayed expenditures at the cellular operation.
___________________________________________________________________________

Dividends declared
                                     September 30       Increase   Percent
(dollars in millions)               1994      1993     (Decrease)  Change

Three Months Ended                  $264.2    $251.0      $13.2      5.3
Nine Months Ended                    790.7     750.9       39.8      5.3

On September 21, 1994, the Board of Directors declared a quarterly dividend of $.48 per common share, a 4.3 percent increase over the $.46 per common share declared in the same quarter in the prior year and the same rate of increase as in the first two quarters of 1994 when compared to 1993.
___________________________________________________________________________

Debt ratio

The Company's debt ratio was 44.8 percent as of September 30, 1994 compared with 46.0 percent as of December 31, 1993. The change in the debt ratio is primarily attributed to an overall lower debt level as a result of the reduced construction program mentioned above.
___________________________________________________________________________

OTHER INFORMATION

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company is currently reviewing these criteria in light of the changes in the regulatory environment discussed below to ensure the continuing application of SFAS No. 71 is still appropriate.
___________________________________________________________________________

Changes in Regulatory Environment

The Company continues to seek various forms of regulatory relief in the five states in which it operates. Michigan has been under essentially price-based regulation since 1992, and price-based regulation was approved in Indiana and Wisconsin in the summer of 1994. Price-based regulation was approved in Illinois on October 11, 1994. The Company's petition for reconsideration of the amount of rate reductions was denied and the Company filed an appeal with the Illinois appellate court. The effort to obtain price-based regulation in Ohio continues. As part of the alternative regulation plans, the Company agreed to reduce or "freeze" certain of its prices for a period of time, and also agreed to fund educational programs and ensure that certain capital expenditures are made by the Company. The effect of the price reductions in connection with the alternative regulation plans on the Company's near-term earnings is not expected to be material.
___________________________________________________________________________

Ratio of earnings to fixed charges

The Company's ratio of earnings to fixed charges for the nine months ended September 30 was 3.97 in 1994 and 5.07 in 1993. The ratio in 1994 was adversely affected by charges totalling $800.1 million for work force restructuring (see prior discussion of these charges). These charges will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

                        Part II - Other Information

  (a)   Exhibits:

        12 Computation of ratio of earnings to fixed charges for the nine months ended September 30, 1994 and September 30, 1993.

        27   Financial data schedule for the nine months ended
             September 30, 1994.

  (b)   Reports on Form 8-K:

        Form 8-K dated October 19, 1994, was filed on October 20, 1994, under Item 7, Financial Statements and Exhibits, to report Ameritech's third quarter earnings.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameritech Corporation



Date:  November 10, 1994                By /s/ Betty F. Elliott
                                          Betty F. Elliott
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

                  AMERITECH CORPORATION AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)
                                (Unaudited)



                                                Nine Months Ended
                                                    September 30
                                                 1994          1993
                                               --------      --------
EARNINGS

Income before interest and income taxes        $1,432.9      $1,974.8

Portion of rent expense representing
 interest expense                                  44.0          48.5

Michigan Single Business tax                       22.1          20.6
                                               --------      --------

Total earnings                                 $1,499.0      $2,043.9
                                               --------      --------



FIXED CHARGES

Interest expense                                 $333.3        $354.6

Portion of rent expense representing
 interest expense                                  44.0          48.5
                                                 ------        ------

Total fixed charges                              $377.3        $403.1
                                                 ------        ------



Ratio of earnings to fixed charges                 3.97          5.07
                                                   ====          ====


(1) The results for the first nine months of 1994 reflect $800.1 million in pretax charges for work force restructuring (see MD&A discussion of these charges). Such charges will be funded primarily from the Ameritech Pension Plan.

(2) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.