Form 10-K
period 1994-12-31
AMERITECH CORP /DE/
filed 1995-03-23
CIK 732715

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) . . . . For the fiscal year ended December 31, 1994

                                       or

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


Securities registered pursuant to Section 12(g) of the Act:  None

         Based on the average sales price on February 28, 1995, the aggregate market value of the voting stock held by nonaffiliates was $23,486,763,950.

         At February 28, 1995, 552,629,740 common shares and preference stock purchase rights were outstanding.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X          No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the year ended December 31, 1994 (Part II).

(2) Portions of the registrant's definitive proxy statement dated March 1, 1995 issued in connection with the annual meeting of shareowners
         (Part III).

                               TABLE OF CONTENTS

                                     PART I


Item                                                                                                           Page
- ----                                                                                                           ----

 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1
 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 13
 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 14
 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . .                 14
- ------------------

      Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 15


                                    PART II


 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 16
 6.   Selected Financial and Operating Data   . . . . . . . . . . . . . . . . . . . . . . . . .                 16
 7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .                 16
 8.   Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . .                 16
 9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . .                 16


                                   PART III


 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .                 16
 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 16
 12.  Security Ownership of Certain Beneficial Owners and
        Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 16
 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .                 16


                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 17

                                     PART I

Item 1.    Business.

The Company

         Ameritech Corporation (Ameritech or the Company), a holding company incorporated in 1983 under the laws of the State of Delaware, has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000). The Company is a leading global supplier of full-service communications services and advanced information services.

         1994 was the first full year in which Ameritech operated its redesigned business within the framework of a customer-specific business unit strategy, delivering specialized services to various categories of customers, each with unique requirements. The functions of the business units, which include consumer, business, cellular, advertising and leasing services, as well as services provided to other companies in the telecommunications industry, overlap the legal entities which form the infrastructure of the Company. The products and services of all the companies are marketed under the "Ameritech" brand identity, but the Company's five landline telephone subsidiaries remain responsible within their respective service areas for providing phone and other telecommunications services, subject to regulation by the Federal Communications Commission (FCC) and the five respective state public utility commissions.

Operations Under Line-of-Business Restrictions

         The operations of Ameritech and its subsidiaries are subject to the requirements of a consent decree entitled "Modification of Final Judgment" (Consent Decree) approved by the United States District Court for the District of Columbia (Court) in August 1982. The Consent Decree arose out of antitrust litigation brought by the Department of Justice (DOJ) and required AT&T Corp. (AT&T), formerly named American Telephone and Telegraph Company, to divest itself of those assets relating to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications. The Consent Decree, together with the Court approved Plan of Reorganization (Plan), outlined the method of divestiture and established restrictions on the post-divestiture activities of the seven regional holding companies (RHCs), including Ameritech, formed to receive AT&T's divested assets. Effective January 1, 1984, AT&T transferred to Ameritech its 100% ownership of the exchange telecommunications, exchange access and printed directory advertising portions of Illinois Bell Telephone Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (referred to collectively as the "Ameritech landline telephone subsidiaries"), as well as a cellular mobile communications company.

         The Consent Decree, as originally approved, prohibited the RHCs from providing long-distance telecommunications services or information services, manufacturing telecommunications equipment, or providing any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the RHCs to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

         Over time, the Court granted waivers to the RHCs to engage in otherwise prohibited lines of business upon a showing to the Court that there was no substantial possibility that the company could use its monopoly power to impede competition in the market it sought to enter. In decisions handed down in September 1987 and March 1988, the Court continued prohibitions relating to equipment manufacture and long-distance services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non- telephone related businesses. In July 1991, the Court lifted the information services ban, but stayed the effect of the decision pending outcome of the appeals process. Soon after, the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the RHCs to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

         In July 1994, four of the RHCs (Ameritech was not a participant) filed a motion in the Court to vacate the entire Consent Decree. The filing was supported by numerous affidavits from consultants to the companies which largely suggested that RHC entry into restricted markets would not impede competition in those markets, but actually spur competition and result in lower prices for consumers. After a brief review by the Court, the matter was referred to the DOJ which has taken comments from interested parties as part of an extensive fact finding effort. The DOJ's recommendation is expected in late 1995 or early 1996. Ameritech is pursuing its own unique strategy to enter new businesses. The Company's Customers First plan is discussed in the section on Competition.

         Several bills have been introduced in Congress which have called for the modification or elimination of restrictions set by the Consent Decree. It is impossible for Ameritech to predict either the probability of passage or the impact of any new legislation on the business.

Ameritech's Core Business

         In 1994, more than 90% of Ameritech's profit and revenues were from its core business of telephone, cellular, paging, data, leasing and advertising services.

         Landline Telephone Services

         Ameritech furnishes a wide variety of advanced telecommunications services, including local exchange and toll service, network access and telecommunications products, to 13 million business, residential and communications company customers in an operating area comprised of 35 Local Access and Transport Areas (LATAs) in Illinois, Indiana, Michigan, Ohio and Wisconsin. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which each Ameritech landline telephone subsidiary may provide telephone service. The companies provide two basic types of telecommunications services. First, they transport telecommunications traffic between a subscriber's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport). Second, they provide exchange access service, which links a subscriber's telephone or other equipment to the network of transmission facilities of long-distance carriers, which in turn provide telecommunications service between LATAs (interLATA, or long-distance, service). Some sizable areas within the states in which Ameritech operates are served by nonaffiliated telephone companies. Ameritech does not furnish local service in the areas served by such companies.

         Ameritech provides billing and collection services for several companies, including billing for long-distance services offered by certain long-distance carriers. The Company also provides directory assistance, local and toll operator services, including collect calls, third number billing, person-to-person and calling card calls, and offers such digital network services as voice-mail, on-line database access and fax messaging, document sharing functions and video-conferencing for desktop computers.

         As of December 31, 1994, 74% of the Ameritech's customer lines were served by digital switches and virtually all its lines had been converted to equal access. In addition, the Company had installed 919 thousand miles of fiber-optic cable. The number of customer access lines in the Ameritech region increased by a record 3.9% from 17.6 million at December 31, 1993 to 18.2 million at December 31, 1994, primarily the result of second line additions as residential customers installed fax machines, modems and other equipment. Business lines grew 6.9% from 5.4 million to 5.8 million, and residential lines increased 2.4% from 11.6 million to 11.9 million. Productivity increased 14.9% to 339 access lines in service per telephone company employee, making Ameritech the most productive of the RHCs.

         The following table sets forth the number of access lines served by Ameritech at the end of each of the last five years:

Access lines in service
(in thousands)

                                                            1994         1993        1992         1991         1990
                                                            ----         ----        ----         ----         ----

Illinois  . . . . . . . . . . . . . . . . . . . .          5,983       5,763        5,586        5,460        5,360
Indiana . . . . . . . . . . . . . . . . . . . . .          1,924       1,855        1,770        1,711        1,670
Michigan  . . . . . . . . . . . . . . . . . . . .          4,747       4,563        4,431        4,314        4,242
Ohio  . . . . . . . . . . . . . . . . . . . . . .          3,609       3,481        3,380        3,314        3,268
Wisconsin.  . . . . . . . . . . . . . . . . . . .          1,976        1,898       1,834        1,785        1,738
                                                         -------      -------     -------      -------      -------
     Total lines  . . . . . . . . . . . . . . . .         18,239      17,560       17,001       16,584       16,278
% increase over prior year  . . . . . . . . . . .            3.9         3.3          2.5          1.9          2.4

         Cellular and Other Wireless Services

         Ameritech provides cellular and other wireless communications to customers using Ameritech's nearly 1.3 million cellular lines in Hawaii, Illinois, Indiana, Michigan, Missouri, Ohio and Wisconsin. Ameritech's cellular business is operated through wholly owned subsidiaries which are either general or limited partners of partnerships holding FCC licenses and providing cellular service in the licensed service area. In 1994, the Company added 439,000 cellular customers to its base, a record 51% increase over the prior year. Subscribers to Ameritech's international wireless joint ventures increased in 1994 to 111,000, more than three times the customer base a year earlier. Ameritech has formed strategic cellular partnerships in Poland and Norway and has investments in other cellular providers, discussed in the section on Domestic and International Growth Opportunities.

         The development of the information age has caused an explosion in the market for managing, storing, processing and using information. Consequently, the requirement of the network to transport data, in addition to voice messages, is rapidly increasing. Ameritech's wireless data solutions help mobile workers respond to their customers faster by enabling the worker to access computer information at the office, send in information or check a database. Ameritech is the first cellular company in the Midwest to introduce Cellular Digital Packet Data, or CDPD, a new wireless data technology that provides customers with more reliable transmissions, quicker access times and added security and cost savings for data applications. This new technology is used in situations where small bursts of information are transmitted over the cellular network, such as E-mail transmissions, credit card verifications and meter readings. Currently, the service is available in the Chicago area, with plans to deploy CDPD in other parts of the Midwest in the near future.

         In 1994, Ameritech became the first cellular carrier in the country to offer its customers the ability to use cellular phones in both North America and Europe. The Ameritech Cellular International Network employs the Global System for Mobile Communications (GSM), the widely accepted standard for digital cellular communication. A customer traveling overseas can make and take calls on a cellular phone much the same as he or she does domestically. The service can be used in Europe or anywhere GSM technology is available.

         The Company currently provides local and nationwide paging services to customers using approximately 635,000 paging units, a 24% increase over 1993, in Illinois, Indiana, Michigan, Missouri, Minnesota, Ohio and Wisconsin. In November 1994, Ameritech won the narrowband personal communications services
(PCS) regional license to offer two-way paging in the Midwest. The Company plans to offer 2-way paging and data services to customers in 15 states beginning in 1996. The return paging channel will allow users of two-way pagers to acknowledge a page and, eventually, to provide a detailed response.

         Ameritech participated in the FCC's auction of broadband PCS licenses and ultimately won licenses in the Cleveland and Indianapolis major trading areas. The Company will pay $158.1 million for these licenses, which cover almost 8 million potential customers and will provide an effective complement to the Company's existing cellular and landline networks. Ameritech plans to offer wireless service to customers in 1995. The Company anticipates participating in future FCC auctions of broadband PCS basic trading area licenses.

         Leasing Services

         Ameritech, through its leasing company subsidiary, has provided competitive, value-added financing to approximately 3,500 customers in all 50 states, primarily large and medium-sized businesses and governmental units.
The Company has financed more than $1.3 billion worth of equipment and services since 1984.

         Advertising Services

         Ameritech provides directory and electronic advertising opportunities to local, regional and national businesses throughout the Great Lakes region and serves as a directory and marketing consultant. The Company publishes more than 450 Ameritech PagesPlus[R] white and yellow pages directories in Indiana, Wisconsin, Ohio and Michigan, and, in partnership with Donnelley Directory, in Illinois and northwestern Indiana, with a total distribution of over 40 million. Utilizing new audiotex technology, Custom Connect[TM] audiotex, available 24 hours a day, 7 days a week, provides consumers and advertisers with a whole range of information opportunities accessible through special phone numbers. Consumers can call for up-to-date information including news, sports and weather, as well as information about specific products or services. Advertisers can provide consumers with updated messages about their businesses, such as sales, discounts and special hours.

         Ameritech Industrial Purchasing Guides[R], targeted to buyers of industrial products, are published for several regions of the United States. The Ameritech Business Search[TM] white and yellow page directories, with circulation over 2 million copies, are a focused business reference source containing products and services a business user needs. CD-ROM technology allows Ameritech Business Search[TM] users to access vast quantities of listings and advertising information. Users can search by product, service or geographic area and customize their search criteria to quickly review large amounts of data. "Wer liefert was?," a German subsidiary, publishes and distributes business purchasing guides in six European countries.

         Ameritech is developing other products and services to keep up with the accelerating pace of information technology.

New Services

         Ameritech plans to expand into the fast-growing areas of interactive and long-distance services. Interactive services are expected to grow at double-digit rates from now through the year 2001. Long-distance service is a $8 billion market in the Midwest region.

         Interactive Services

         In December 1994, the FCC approved Ameritech's request to begin building a state-of-the-art digital video network capable of delivering multicast and interactive services to 6 million customers by the year 2001.
The Company plans to spend $4.4 billion over the next 15 years to build the new network, which will be separate from Ameritech's local communications network. A computer network, fiber-optic and coaxial cable will be used to connect the homes, businesses, libraries and schools in the service territory.

         In phase I of the video network project, Ameritech plans to offer service to about 1.2 million potential customers by the end of 1996 in 134 communities in its Midwest region. The network could be expanded to approximately 1 million additional potential customers in each of the next five years. Construction is expected to begin as soon as the Company secures permits from the local communities.

         Ameritech will be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, long-distance carriers and video telephony customers will also have access to the technology. Under the FCC's action, Ameritech will act as a common carrier, transmitting programs from all sources willing to pay a transmission fee. Some of these programs could be supplied by ventures in which Ameritech has a financial interest. Although Federal regulations prevent the Company from providing its own programming, Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences, exploring a variety of services with many different suppliers of traditional cable TV offerings, video-on-demand, home health care, interactive educational courses, distance learning, interactive games and shopping and other entertainment and information services.

         For example, Ameritech has invested in Peapod LP, an interactive home grocery shopping and delivery service. Using a personal computer, more than 11,000 customers in the Chicago and San Francisco areas can choose from thousands of grocery items and schedule home delivery at their convenience. In 1995, Peapod expects to expand its service into several new markets.

         Ameritech and Random House have expanded their ownership of Worldview Systems Corporation, the leading supplier of electronic travel and entertainment information, forming a joint venture to deliver electronic travel information products and services. Ameritech and Random House each now own more than 40% of Worldview Systems, with the remainder reserved for the firm's management team. The company's first product, Fodor's Worldview Travel Update, offers customers, via fax, on-line information services or mail, time-sensitive destination information that complements Fodor's extensive catalogue of printed guidebooks.

         In 1994, Ameritech, The Walt Disney Company, Bell South Corporation and SBC Communications Inc. (formerly Southwestern Bell Corporation) announced the signing of a memorandum of understanding that set forth principles for the formation of a joint venture to develop, market and deliver traditional and interactive video programming to consumers. Under the memorandum, the parties are working on a business plan for providing video services to the home. The services could ultimately include existing broadcast and satellite television networks, as well as movies-on-demand, interactive home shopping, educational programs, games, travel assistance and more. The proposed venture would also develop a navigator to allow customers to access these services with ease. The full scope of the project and a definitive joint venture agreement are still being negotiated.

         Ameritech has made an investment in General Electric Information Services (GEIS), a wholly owned subsidiary of General Electric Company (GE) and a leader in the global electronic commerce market, a business that is rapidly growing. Electronic commerce links companies and internal organizations to each other and to customers, suppliers, banks, financial services providers and distributors in virtual electronic trading communities to simplify day-to-day transactions. Typical electronic commerce applications involve order entry and processing, invoicing, electronic payment, inventory management, cargo tracking, E-mail, electronic catalogs and point-of-sale data gathering. Presently, GEIS serves 30,000 customers in 35 countries. Ameritech's $472.5 million investment is in the form of a four-year interest bearing convertible debenture which, if legal restrictions are removed, converts into a 30% equity interest in GEIS. The debenture has been guaranteed as to repayment by GE. Ameritech may extend the term of the debenture by one year under certain circumstances.

         Long-distance Services

         Barred from offering long-distance service by the Consent Decree, in October 1994 Ameritech took another step in its efforts to provide a full range of communications services by requesting Illinois Commerce Commission (ICC) certification to offer long-distance services throughout Illinois. In its filing with the ICC, Ameritech requested permission to offer long-distance service using its own network facilities or network capacity obtained from other sources. The Company intends to offer a broad range of long-distance services, from consumer short- and long-haul long-distance, to 800 service and special high-capacity services used by large businesses.

         In March 1993, Ameritech unveiled its Customers First plan, becoming the first company in the U.S. communications industry to voluntarily offer to open its local network to competitors. In the plan, filed with the FCC and the ICC, Ameritech proposed to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services -- voice, data and video information. Ameritech wants to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale. Ameritech believes this action is a predicate for entry into a currently prohibited business - long-distance service. In addition, the Company has asked for modifications to the current price cap rules and FCC approval to collect, in a competitively neutral manner, the social subsidies currently embedded in the rates the Company charges long-distance carriers for network access. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for long-distance service.

         Ameritech currently is awaiting authorization from the DOJ and the U.S. District Court in Washington D.C. to proceed with a trial in certain areas of the Ameritech region under which it would provide both local and long-distance services, demonstrating conclusively the substantial customer and economic benefits of full competition. In January 1995, ICC hearing examiners issued a proposed order concerning implementation of the plan in the Chicago area, which the Company largely endorsed. To speed the DOJ's recommendation and the court's decision concerning the Company's entry into the long-distance market, Ameritech agreed to open its Illinois local phone network to competition without tying this agreement to its request to provide long-distance service. Ameritech is awaiting the ICC's final order.

Domestic and International Growth Opportunities

         In August 1994, Ameritech signed a seven-year agreement with Electronic Data Systems Corp. (EDS) to operate voice communications equipment, including telephones, faxes and modems, used at nearly 300 EDS and EDS customer locations in the United States. Under the agreement, Ameritech is one of several subcontractors providing services to Dallas-based EDS as that company continues to operate and manage one of the largest private communications networks in the world. The contract will extend Ameritech's reach to more than 40 states, far beyond the Midwest region it traditionally has served.

         Since 1990, Ameritech has invested approximately $1.2 billion in Germany, New Zealand, Hungary, Poland, and Norway, and has established offices in China, the Czech Republic and Portugal. The Company expects to continue to invest in international expansion.

         In October 1990, Ameritech acquired 90% of "Wer liefert was?" (Who supplies what?), the leading German publisher of business purchasing guides. The company distributes guides to 70,000 customers in Germany, Austria, Switzerland, Belgium, Luxembourg and the Netherlands. In 1994, revenues grew more than 10%.

         The Company has invested in two of the world's largest privatizations in New Zealand and Hungary. In September 1990, Ameritech and Bell Atlantic Corporation (Bell Atlantic) purchased Telecom Corporation of New Zealand Limited (New Zealand Telecom), New Zealand's state-owned principal supplier of domestic and international telecommunications services, including local, long-distance, cellular, satellite TV and directory services, to 1.6 million customers. After public offerings and private sales of the stock of New Zealand Telecom required by the government at the time of the acquisition, Ameritech and Bell Atlantic each have a 24.8% interest in the company. During 1994, restructuring helped New Zealand Telecom improve its efficiency and boosted profits by 17%.

         In December 1993, Ameritech and its partner, Deutsche Bundespost Telekom of Germany (Deutsche Telekom), Europe's largest communications carrier, invested in MATAV, the Hungarian telecommunications company. Ameritech and Deutsche Telekom have equal ownership totaling approximately 30% of the company. The Hungarian government owns most of the remaining 70%. MATAV is the principal provider of local, long-distance and international telephone service and the controlling shareowner in a cellular venture using GSM digital technology. MATAV has approximately 1.8 million access lines in a country of
10.5 million people. With almost 700,000 customers on the waiting list for service, MATAV plans to increase the number of lines in service to 3 million by the year 2000.

         Since June 1992, an Ameritech consortium has operated a cellular system, Centertel, in Poland. Ameritech and France Telecom, in partnership with Telekomunikacja Polska S.A., Poland's state-owned telephone company, created the joint venture, Polska Telefonia Komorkowa (PTK), to build the nationwide cellular system. Telekomunikacja Polska owns 51% of the joint venture, with Ameritech and France Telecom holding equal shares of the remainder. In 1994, Centertel expanded its network to cover all major cities and highways in Poland, and its customer base 190% to approximately 39,000.

         Since September 1993, Ameritech and its partners in NetCom GSM have provided digital cellular service in Norway. In I992, Ameritech and Singapore Telecom, the government-owned telecommunications and postal operator in Singapore, agreed to acquire an equal interest in NetCom totaling an effective 49.9%. Their agreement with NetCom includes a management service contract under which Ameritech and Singapore Telecom provide their skills and expertise in operating the system. Nationwide coverage by the NetCom system is expected within three years. NetCom officials estimate that the usage of GSM service in Norway currently is growing at 35% per year and that service could be extended to 700,000 Norwegian customers over the next 5 years. Norway is second highest in the world in per capita use of mobile telephones.

Other Business Interests

         Ameritech, in an arrangement with Household International, Inc. (Household), offers a no fee, dual-purpose credit card and calling card, the Ameritech Complete[SM] Card. The Complete Card is offered as either a Visa or MasterCard. Consumers may use the card to charge telephone calls as well as goods and services. The Complete Card has no annual fee and competitive interest rates, a 10% cash back offer from Household for all calling card calls made by dialing "0" plus the telephone number, and a second cash back feature on credit card purchases of up to 1% with no limit on how much cash can be earned. Under the arrangement between the companies, Household owns and finances the credit card receivables and Ameritech funds certain marketing expenses. Since its introduction in 1991, the Complete Card has attracted nearly one million cardholders and membership has grown by 30% annually.

Research and Development

         Ameritech owns an equal one-seventh interest in Bell Communications Research, Inc. (Bellcore) with the other six RHCs. Bellcore furnishes the RHCs with technical assistance, such as network planning, engineering and software development (including applied research), provided most effectively on a centralized basis. Bellcore is also a central point of contact for coordinating the efforts of the RHCs in meeting national security and emergency preparedness requirements of the Federal government.

Regulatory Environment - Federal

         The Ameritech landline telephone subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and nonregulated services, and the principles and standard procedures (separations procedures) used to separate regulated property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities.

         Access Services

         Ameritech provides access services that allow long-distance carriers and other customers to originate and terminate interstate and intrastate telecommunications services using the facilities of the Company. These charges recover the Company's access-related costs allocated to the two jurisdictions under the FCC's jurisdictional cost allocation rules. Access charges are of four types: common line, switched access, trunking and special access. There are no common line charges applicable to intrastate operations.

         The common line portion of interstate costs is recovered through separate charges applied to end users (monthly end user common line charges) and the long-distance carriers. The FCC has authorized end user common line charges of up to $3.50 per access line per month for residential and single line business customers and up to $6.00 per access line per month for multiple line business customers.

         Effective January 1, 1994, rates for local transport services were restructured and a new trunking service category was created. Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a customer's premises and an Ameritech end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and an Ameritech end office where multiplexing, the transmission of two or more signals over a single channel, occurs. Special access charges are monthly charges assessed to customers for access to private line services.

         Effective January 1, 1991, the FCC adopted a new system for regulating the interstate rates of local exchange carriers, including Ameritech, establishing a price cap mechanism that sets maximum limits on the prices they can charge. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. Local exchange carriers subject to price caps have increased flexibility to change the prices of existing services within certain groupings of interstate services. Local exchange carriers which operate under price caps are allowed to elect annually by April 1 a productivity offset factor of 3.3% or 4.3%. If the lower offset is chosen, such carriers will be allowed to earn up to a 12.25% overall rate of return without sharing. If such carriers earn between 12.25% and 16.25%, half of the earnings in this range will be flowed through to customers in the form of a lower price cap index in the following year. All earnings over 16.25% would be flowed through to customers. If such carriers elect a 4.3% productivity offset, all earnings below 13.25% may be retained, earnings up to 17.25% would be shared, and earnings over 17.25% would flow through to customers. Since price caps were implemented, Ameritech has chosen the 3.3% offset.

         In February 1994, the FCC initiated its review of price cap regulation. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. In the course of this proceeding, Ameritech has advocated the elimination of earnings sharing, increased pricing flexibility, and no change to the productivity factor.

         Other Matters

         In June 1994, the U.S. Court of Appeals for the District of Columbia overturned a 1992 FCC decision requiring local exchange carriers to provide space within their central office switching centers for physical collocation by competitive access providers, long-distance carriers and end users. The court also told the FCC to reconsider its requirement that local exchange carriers allow competitors to arrange virtual collocation, interconnection adjacent to but not in a central office. In light of this decision, Ameritech has re-examined its collocation policy and is now offering virtual collocation.

         Also in June 1994, the FCC adopted revised licensing rules for PCS in preparation for the auction of spectrum frequencies available for PCS which began in late 1994 and concluded in March 1995. The Company's plans for PCS services are covered in the sections on Cellular and Other Wireless Services and Competition.

         In December 1994, the Company received FCC approval to begin construction of its video dial tone network, discussed in the section on New Services.

Regulatory Environment - State

         The Ameritech landline telephone subsidiaries are also subject to regulation by state commissions in all of the states in which they operate with respect to certain intrastate rates and services, issuance of securities and other matters. Ameritech's regulatory environment is recognized as one of the nation's most progressive. In 1994, through regulatory action in Illinois, Indiana and Ohio, and legislation in Wisconsin, Ameritech became the first regional company to replace rate of return regulation with pure price regulation throughout its region. Price regulation was previously achieved in Michigan in 1992. Following is a summary by state of recent regulatory reform.

         Illinois

         In May 1992, legislation permitting new forms of regulation was passed by the Illinois General Assembly. The new law enabled the ICC to approve alternative regulation of any type, subject to explicit policy goals. In addition, the law transferred authority over state intraLATA equal access dialing arrangements to the ICC. In the realm of competitive pricing, the law required that telephone companies providing essential facilities impute the rate charged for those facilities to themselves and that they apportion overhead and embedded costs between competitive and noncompetitive services. The law remains in effect until July 1, 1999.

         In October 1994, the ICC largely approved Ameritech's Advantage Illinois initiative. The order called for an immediate rate reduction of $93 million on specified services and set a five-year cap at current levels on basic residential service rates and residential calling rates. Under the plan, all noncompetitive services are assigned to one of four service categories and price changes are based on a formula which considers inflation, service/quality, a productivity offset plus a factor to allow for costs which are outside the Company's control. Additional pricing flexibility continues to be available for services classified as competitive. The plan also calls for an end to the ICC's oversight of intrastate depreciation rates. The Ameritech companies have made a $3 billion infrastructure commitment over five years. Ameritech has filed an appeal of this order on several bases, including implementation of $51 million in rate reductions based on revenues received from the partnership with Donnelley Directory for directory publication. Other parties have also appealed the Commission's decision.

         Indiana

         In June 1994, the Indiana Utility Regulatory Commission (IURC) approved Ameritech's Opportunity Indiana plan. Under the plan, market based pricing and flexibility has been instituted for competitive services, including Centrex, dedicated communications services, 800, WATS, operator services and business intraLATA toll service. Monthly rates for basic local residential service will decrease by $2.21 over the next two years and remain capped until January 1, 1998. Charges for Touch-Tone service were eliminated, retroactive to May 1, 1994. IURC oversight of depreciation is suspended for the term of the plan. In addition, Ameritech will invest up to $120 million in infrastructure over the next six years to extend advanced communications links to interested schools, hospitals and major government centers. During the same period, Ameritech will contribute another $30 million in the form of grants to public and private schools in its service area in Indiana for equipment, software and training so the schools can take advantage of advanced network applications.

         Michigan

         Under the Michigan Telecommunications Act of 1991, effective January 1, 1992 for a four-year period, there is no cap on earnings or depreciation. The prices of basic services, defined as residence and business access lines and local calling, are subject to a price cap formula based on the Consumer Price Index (CPI minus 1%) and can be changed upon Michigan Public Service Commission (MPSC) approval within a period from 90 days (for changes within the index) to 210 days (for changes falling outside the index). IntraLATA toll prices are capped through December 31, 1995 at December 31, 1991 levels. Intrastate access rates cannot exceed the levels for the comparable interstate access services without MPSC approval. Prices of many other services (e.g. custom calling, advanced custom calling, Caller ID and voice mail private line) can be changed immediately upon notice to customers. Ameritech has committed to a $2 billion construction-related program in Michigan extending through 1995.

         Ohio

         In November 1994, the Public Utilities Commission of Ohio (PUCO) announced approval of the Advantage Ohio price regulation plan, implemented in January 1995. Under the plan, future overall rate changes are subject to price ceilings based on inflation, a productivity factor of 3%, service quality and significant tax law or accounting rule changes. Rates for all services are capped in 1995 and rates for basic access lines and usage are capped for an additional five years. The plan provides for the ability to flexibly price competitive services and discretionary services. A series of rate reductions totaling $84.4 million will be phased in over six years including the elimination of Touch Tone charges, reductions in the rates for residential local usage and access lines, reductions in carrier access, and the deaveraging of business access line rates. Under the plan, the PUCO no longer oversees depreciation. The plan includes an $18 million grant program for distance learning equipment for schools in Ohio and $2.2 million to set up 14 public computer centers around the state. The Company has also committed to meeting certain benchmarks for the deployment of advanced technology, including inter-office fiber optics, digital switching, Signal System 7 (SS7), an interactive video network and ISDN.

         Wisconsin

         In June 1994, the Wisconsin legislature passed a new telecommunications bill which establishes a pricing formula for regulated services, including residential and small business access lines, local calls and basic intraLATA calls. The formula considers inflation, service quality and infrastructure investment, plus a productivity offset. Prices for other services are not subject to Public Service Commission of Wisconsin (PSCW) approval and PSCW and customer notice requirements are relaxed. Depreciation rates will be set within a range of rates established by the PSCW. The Company filed tariffs to adopt price regulation effective September 1, 1994. The new bill calls for the Company to reduce basic residential and single-line business rates by 10% for a period of three years, after which time price increases will be controlled by the pricing formula established in the legislation. Prices were reduced by $35 million on an annualized basis - $14 million for residential and single-line business customers and $21 million for carrier access charges. An additional $10 million carrier access charge reduction will be phased in over the next two years. Under terms of the bill, Ameritech will spend at least $700 million on new equipment and technology over a five year period.

         Other Matters

         In addition to the regulatory developments discussed above, Ameritech is a party to various proceedings pending before the state commissions which involve, among other things, terms and conditions of services provided by the Company, local exchange service competition, intraLATA dialing parity, terms for interconnecting networks, and reciprocal compensation arrangements (compensation to be exchanged with competitive local service providers for terminating other carriers' calls).

Competition

         General

         The telecommunications industry is undergoing significant changes. Local exchange and long-distance service companies, cable TV companies, cellular service companies, computer concerns and the entertainment and information services industries are converging, forming alliances and positioning to provide a variety of services. Regulatory, legislative and judicial decisions, and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products, as well as the number of companies offering such services. Market convergence, already a reality, is intensifying.

         Ameritech has positioned itself for success in the competitive market through a number of initiatives. The Company has aggressively promoted its Customers First plan, agreeing to open its network to all competitors in exchange for being allowed to enter the long-distance market. Such a trade-off is a core principle of legislation that was considered by Congress in 1994 and will be debated again in 1995. The Company has been successful in achieving more flexibility on profits and pricing throughout the region. New regulatory policies allow the Company to keep profits resulting from improved efficiency, typically in exchange for a commitment to freeze or lower the price of basic phone service. Achieving price regulation in the region and recognizing increased competition, Ameritech adopted accounting used by competitive companies, discontinuing the use of Statement of Financial Accounting Standard No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and increasing its depreciation reserve by $3.7 billion to reflect lower values for assets in a competitive market. Internally, the Company has streamlined its processes, reduced staffing and cut other costs to become the most efficient of the RHCs.

         Local Market

         New technologies have opened up competition in the local market. These technologies include coaxial cable used to deliver cable TV, fiber-optic cable used to upgrade the capacity of the current telephone network, and cellular telephone systems.

         MFS Communications Company, Inc. (MFS) and Teleport Communications Group, Inc. (Teleport) have each built fiber optic networks in Chicago and some outlying suburbs. MFS and Teleport have permission in Illinois to offer local phone services in addition to other services, such as direct connections to long-distance carriers and private-line links among branch offices. US Signal, Inc. has permission to offer local phone services in Grand Rapids, Michigan.

         Additional certification requests are pending. MCI Communications Corp. (MCI), backed by investor British Telecom, plans to begin offering local phone service in Chicago, Detroit, Indianapolis, Cleveland, Dayton and Columbus, starting in 1996. MFS has applied to provide local and long-distance service to medium and small businesses in Cleveland's business district and other parts of Ohio, and has applied for certification to provide local service in the Detroit metropolitan area, both by mid-1995. Time Warner Cable, Inc. plans to compete with Ameritech in 37 Ohio counties.

         Sprint Communications Co. (Sprint), in partnership with several cable companies, using Motorola, Inc. (Motorola) technology, is conducting a test in Illinois with hopes of offering residential service over coaxial cable in the Chicago area by early 1996. Using Scientific-Atlanta, Inc. technology, Jones Intercable, Inc. and MCI plan to complete a two-year trial in Illinois before offering service more broadly.

         AT&T and other long-distance companies are pursuing Ameritech's toll call business, promoting discounts to encourage customers to use their service instead of Ameritech's. The Company has responded with advertising to counter those initiatives.

         Wireless Services

         The FCC licenses two carriers in each cellular market area and these carriers compete directly with each other to provide cellular service to end users and resellers. SBC Communications Inc. provides cellular service in Illinois, Indiana and Missouri. AirTouch Communications, Inc. (AirTouch) has cellular operations in Michigan and Ohio. In Wisconsin and Indiana, BellSouth Enterprises also provides cellular service, and in Hawaii, Ameritech's competition in cellular is GTE Corporation (GTE). Ameritech's paging operations experience competition from one or more providers in the markets in which service is provided.

         In 1994, a number of companies allied to form expanded cellular networks. AT&T acquired McCaw Cellular Communications, Inc., the largest domestic cellular communications company, creating the possibility of a wireless network with nationwide presence and brand-name recognition. US West, Inc. (US West) and AirTouch plan to merge their cellular operations, as do Bell Atlantic and NYNEX Corporation (NYNEX). The combined US West/AirTouch and Bell Atlantic/NYNEX entities subsequently allied their cellular networks and agreed to jointly bid for PCS licenses. In addition, Sprint formed a joint venture with cable companies TCI, Comcast Corp. and Cox Cable Communications, Inc. to offer alternative wireless and landline local telephone service.

         In March 1995, the FCC concluded its auction, which began in late 1994, of over 2,000 licenses for PCS. Various telecommunications groups, including almost all the nation's largest telephone and cable companies, competed for licenses to offer PCS in Ameritech's service region. At the conclusion of the PCS major trading area license auctions, AT&T, the Sprint consortium, the Bell Atlantic/NYNEX/AirTouch/US West consortium and GTE are the winners of PCS licenses in Ameritech's coverage area. Later this year, the FCC anticipates auctioning four licenses in smaller serving areas overlapping the licenses currently being offered. The Company may also face additional competition from wireless technology that may be developed and introduced in the future.

         Though most wireless calls still need to interconnect with the existing wire-based telecommunications infrastructure, legislation permitting cable TV companies to enter the local voice communications market would provide a competing wireline infrastructure for cellular service providers. Alliances have been formed between other RHCs and large cable concerns which are operating cable TV systems throughout the United States.

         In addition, the FCC has awarded licenses to several companies which hope to launch low earth orbit satellites that could be reached directly by a new generation of telephones, paging devices and fax machines.

         Cable TV

         In this highly competitive era, the cable industry is consolidating in the hands of a few companies anxious to compete with the telephone companies as the two industries converge. In October 1994, a U.S. District Court in Illinois ruled in favor of Ameritech in the Company's challenge, filed in November 1993, to the video programming ban of the Cable Communications Policy Act of 1984. Ameritech initially filed motions in federal courts in Michigan and Illinois questioning the constitutionality of provisions that bar companies from providing cable TV services and traditional video programming where they also provide local telephone service. The cases subsequently were consolidated in the Illinois court. The court's ruling applies throughout Ameritech's five state region. Ameritech was the fourth RHC to win the right to provide cable services.

         Video Dial Tone Networks

         While Ameritech has received approval from the FCC to begin constructing an advanced, broadband video and interactive services network, numerous phone and cable companies have started or plan to start interactive, video-on-demand trials.

         Advertising

         Innovative new products and services provide even more opportunities for advertisers to get their message to potential customers. Competitors are the traditional media mix - television, radio, direct mail, billboards, interactive on-line services, newspaper and magazine advertising - in addition to numerous other directory publishers in the Ameritech region.

         Regulatory Relief Strategy

         Regulatory reform continues to be one of the most significant issues facing the telecommunications industry today. The Company believes that relief from regulation will benefit customers and ultimately shareowners by enabling the industry to compete effectively and meet customers' expanding needs. To that end, Ameritech has offered its Customers First plan, which proposes facilitation of local exchange competition in exchange for three regulatory freedoms: relief from the Consent Decree long-distance ban; modifications to the FCC price cap rules; and authority to collect social subsidies currently embedded in the rates the Company charges long-distance carriers for access to the local network.

         In an effort to speed federal approval of its request to enter the long-distance market, Ameritech has endorsed in large part the January 25, 1995 recommendations of the ICC concerning implementation of the plan, agreeing to open its local phone business in Illinois to full competition without tying this agreement to its request to provide long-distance service. A final ruling from the ICC is anticipated in the near future. A recommendation from the DOJ and a court ruling on the Company's request to offer long-distance services are expected later this year.

         Patents, Trademarks and Licenses

         Ameritech and its affiliates own, have licenses to use, and licenses others to use various patents, copyrights, trademarks and other intellectual property which are necessary for them to conduct their present business operations. It is not anticipated that any of such property will be subject to expiration or nonrenewal of rights which would materially and adversely affect Ameritech or its affiliates.

Employee Relations

         As of December 31, 1994, the Ameritech companies employed 63,594 persons, a decrease from 67,192 at December 31, 1993. Work force restructuring at the Ameritech landline telephone subsidiaries reduced staffing by approximately 6,000 employees. This decrease was partially offset by staff additions resulting from an acquisition in 1994 of a security monitoring business and from cellular business expansion.

         In late 1994, Ameritech updated its estimate of the results of the early retirement offer it made to its nonmanagement employees earlier in the year, bringing the total number of expected employee retirements and resignations to 11,500 by August 1995. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech pension plan by adding three years to the age and the net credited service of eligible nonmanagement employees who will leave the business during a designated period ending in 1995. In addition, certain of the Company's business units are offering financial incentives under terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who elect to leave the business before the end of 1995. In 1994, 1,200 management employees left the payroll as a result of an involuntary work force program.

         Reduction of the work force reflects recognition of technological improvements, consolidations and initiatives to balance cost structure with emerging competition. The Company has announced plans to hire more people by the end of 1995 to help maintain quality service levels, and, as necessary, will add staff with the requisite skills to accommodate the Company's growth and entry into new business areas.

         Approximately 41,000 employees are represented by unions. Of those so represented, about 71% are represented by the CWA and about 29% are represented by the IBEW, both of which are affiliated with the AFL-CIO. When current contracts expire in June and August 1995, new contracts will be negotiated regionally.

Item 2.    Properties.

         The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1994, the Company's investment in property, plant and equipment consisted of the following:

         Land and buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10%
         Central office equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 39
         Cable, wiring and conduit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 41
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9
         Under construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1
                                                                                                             -----
                                                                                                               100%

         Central office equipment includes analog and digital switching equipment, transmission equipment and related facilities. Buildings includes principally central offices. Cable, wiring and conduit constitute outside plant, and includes poles as well as cable, conduit and wiring primarily on or under public roads, highways or streets or on or under private property. Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Ameritech landline telephone subsidiaries and situated on property they own. Many garages and business offices and some installations of central office equipment and administrative offices are in leased quarters.

         As a result of an extensive review of Company assets and an assessment of future needs, Ameritech is selling, or will no longer use in the business, certain real estate across the region, thereby reducing costs and improving asset utilization.

Capital Investment Plans

         Capital expenditures (by all the Ameritech companies), the single largest use of Company funds, were as follows for the last five years:

                                                                                              (Dollars in Millions)

         1990 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,154
         1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,200
         1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,267
         1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,108
         1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,955

         Ameritech expects to maintain capital spending at about $2 billion per year. Responding to the market's request for efficient and productive networks, the Company's capital expenditures for property, plant and equipment for its landline telephone operations decreased about $100 million in 1994 as capital was deployed more cost effectively and with greater focus on the requirements of customers. The cellular services portion decreased $45 million in 1994 as its infrastructure matures. Network modernization expenditures occurred in all the states where the Company provides service.

         The Company's video dial tone network program will increase Ameritech's capital spending over the next 15 years by $4.4 billion (for network components including fiber optic cable, servers, switches and subscriber equipment). The Company expects to fund a significant portion of this amount by continuing to reduce capital expenditures in its landline telephone business while maintaining its current high quality of service to customers.

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

         With respect to such liabilities, under agreements entered into at divestiture, AT&T and the former Bell operating companies of AT&T (Bell Companies) will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations. Effective in 1994, Ameritech and the other six RHCs agreed to discontinue sharing of new pre-divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to this agreement.

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

            EXECUTIVE OFFICERS OF THE COMPANY (AS OF MARCH 1, 1995)

         The following table sets forth, as to the executive officers of Ameritech, their ages, their offices with Ameritech and the period during which they have held such offices.

                                                                                                          Held
                   Name                            Age                         Office                     Since
                   ----                            ---                         ------                     -----

Richard C. Notebaert* . . . . . . . . . .          47           Chairman, President and
                                                                  Chief Executive Officer                 1994
Richard H. Brown**  . . . . . . . . . . .          47           Vice Chairman                             1993
Oren G. Shaffer . . . . . . . . . . . . .          52           Executive Vice President and
                                                                  Chief Financial Officer                 1994
Thomas P. Hester  . . . . . . . . . . . .          57           Executive Vice President and
                                                                  General Counsel                         1991
W. Patrick Campbell . . . . . . . . . . .          48           Executive Vice President --
                                                                  Corporate Strategy and
                                                                  Business Development                    1994
Walter S. Catlow  . . . . . . . . . . . .          50           Executive Vice President --
                                                                  International                           1994
Walter M. Oliver  . . . . . . . . . . . .          49           Senior Vice President --
                                                                  Human Resources                         1994
Thomas J. Reiman  . . . . . . . . . . . .          45           Senior Vice President -- State and
                                                                  Government Affairs                      1994
Rita P. Wilson  . . . . . . . . . . . . .          48           Senior Vice President --
                                                                  Corporate Communications                1994
Gary R. Lytle . . . . . . . . . . . . . .          51           Vice President -- Federal
                                                                  Relations                               1994
Betty F. Elliott  . . . . . . . . . . . .          49           Vice President and Comptroller            1991
Joel S. Engel . . . . . . . . . . . . . .          59           Vice President -- Technology              1993
Richard W. Pehlke . . . . . . . . . . . .          41           Vice President and Treasurer              1994
Lawrence E. Strickling  . . . . . . . . .          43           Vice President -- Public Policy           1993
Kelly R. Welsh  . . . . . . . . . . . . .          42           Vice President and Associate              1993
                                                                  General Counsel
Bruce B. Howat  . . . . . . . . . . . . .          50           Secretary                                 1983

- ------------------


*        Member of the Board of Directors and Chairman of the Executive
         Committee

**       Member of the Board of Directors and member of the Finance Committee

         Prior to the most recent election to office with Ameritech, the above officers held high-level managerial positions within Ameritech for more than the past five years, except for Mr. Welsh, Mr. Campbell, Mr. Shaffer, Mrs. Wilson and Mr. Oliver. Before joining Ameritech, Mr. Welsh was chief legal officer for the City of Chicago from 1989 to 1993 and, prior to that, was an attorney with Mayer, Brown and Platt, a Chicago-based law firm. Mr. Campbell was President and Chief Executive Officer of Columbia TriStar Home Video, a Sony Pictures Entertainment Company, from 1989 to 1994. Previously, Mr. Campbell held a variety of management positions at Norelco, SCM Corporation and McGraw Edison. Mr. Shaffer served as Chief Financial Officer and President of Virgo Cap Inc., a private investment firm, from 1992 to 1994. Previously, Mr. Shaffer was Chief Financial Officer, Executive Vice President and a member of the Board of Directors of The Goodyear Tire & Rubber Co., where he worked from 1968 to 1992. Mrs. Wilson was Senior Vice President - Corporate Relations and a member of the Board of Directors of Allstate Insurance Company from 1990 to 1994 after various operations positions at Allstate beginning in 1974.

         Officers are elected annually but may be removed at any time at the discretion of the Board of Directors.

                                    PART II

Items 5 through 8.

         There were 922,432 owners of record of Ameritech Common Stock as of December 31, 1994. Ameritech Common Stock is listed on the New York, Boston, Chicago, Pacific, Philadelphia, London, Tokyo, Amsterdam, Basel, Geneva and Zurich stock exchanges. The rest of the information required by these items is included in the Financial Review section on pages 24 through 33, pages 34 through 48, and on page 53 of the Company's annual report to security holders for the year ended December 31, 1994. Such information is incorporated by reference pursuant to General Instructions G(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.



                                    PART III

Items 10 through 13.

         Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report since the Company did not furnish such information in its definitive proxy statement dated March 1, 1995, prepared in accordance with Schedule 14A.

         The other information required by these items is included in the Company's definitive proxy statement on pages 2 through 4, in the section on Officer and Director Stock Ownership on pages 5 and 6, in the section on Compensation of Directors on page 6, and in the section on Executive Compensation on pages 10 through 19, and is incorporated herein by reference pursuant to General Instructions G(3).

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Documents filed as part of the report:

                                                                                                            Pages
                                                                                                            -----
              (1)  Financial Statements:
                     Selected Financial and Operating Data  . . . . . . . . . . . . . . . . . . . .           *24
                     Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . .           *34
                     Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . .           *35
                     Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .           *36
                     Consolidated Statements of Shareowners' Equity   . . . . . . . . . . . . . . .           *37
                     Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . .           *38
                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .        *39-48

              (2)  Financial Statement Schedule:
                     Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . .            23
                     II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . .            24

* Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended December 31, 1994

         Financial Statement Schedules other than the one listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable. Separate financial statements of subsidiaries not consolidated and 50% or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.

         Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
- ------

    3a    --  Certificate of Incorporation of the Company as amended on April 26, 1991 (Exhibit 3a to Form 10-K for 1991, File No.
              1-8612).

    3b    --  By-laws of the Company, as amended on April 15, 1992 (Exhibit 3b to Form 10-K for 1992, File No. 1-8612).

    4b    --  No instrument which defines the rights of holders of long and intermediate term debt of the Company and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   10a    --  Reorganization and Divestiture Agreement between American Telephone and Telegraph Company and the Company and
              Affiliates, dated as of November 1, 1983 (Exhibit 10a to Form 10-K for 1983, File No. 1-8612).

   10b    --  Ameritech Senior Management Short Term Incentive Plan as amended and restated effective as of January 1, 1992
              (Exhibit 10aa to Form 10-K for 1991, File No. 1-8612).

   10c    --  Ameritech Long Term Incentive Plan as amended and restated effective as of January 1, 1992 (Exhibit 10bb to Form 10-K for 1991, File No. 1-8612).

 10c-1    --  First Amendment Long Term Incentive Plan (Exhibit 10bb-1 to Form 10-K for 1993, File No. 1-8612).

   10d    --  Ameritech Senior Management Life Insurance Plan Agreements (Exhibit 10cc to Form 10-K for 1990, File No. 1-8612).


   10e    --  Ameritech Senior Management Long Term Disability Plan as amended and restated effective as of January 1, 1992
              (Exhibit 10dd to Form 10-K for 1991, File No. 1-8612).

 10e-1    --  First Administrative Amendment to Ameritech Senior Management Long Term Disability Plan, to be filed by amendment.

   10f    --  Ameritech Senior Management Transfer Program as amended and restated effective as of January 1, 1992 (Exhibit 10ee to Form 10-K for 1991, File No. 1-8612).

   10g    --  Ameritech Perquisite Program (Exhibit 10ff to Form 10-K for 1991, File No. 1-8612).

   10h    --  Ameritech Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to Form 10-K for 1985, File No. 1-8612).

 10h-1    --  First Amendment of Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg-1 to Form 10-K for 1986, File
              No. 1-8612).

 10h-2    --  First Amendment of American Information Technologies Corporation Deferred Compensation Plan for Non-Employee
              Directors effective as of January 1, 1989 (Exhibit 10gg-2 to Form 10-K for 1988, File No. 1-8612).

 10h-3    --  Second Amendment of American Information Technologies Corporation Deferred Compensation Plan for Non-Employee
              Directors (Exhibit 10gg-3 to Form 10-K for 1990, File No. 1-8612).

 10h-4    --  Third Amendment of American Information Technologies Corporation Deferred Compensation Plan for Non-Employee
              Directors (Exhibit 10gg-4 to Form 10-K for 1990, File No. 1-8612).

 10h-5    --  Fourth Amendment of American Information Technologies Corporation Deferred Compensation Plan for Non-Employee
              Directors (Exhibit 10gg-5 to Form 10-K for 1992, File No. 1-8612).

   10i    --  Ameritech Plan for Non-Employee Directors' Travel Accident Insurance (Exhibit 10hh to Registration Statement No.
              2-87838).

   10j    --  Ameritech Management Supplemental Pension Plan as amended through the Seventh Amendment (Exhibit 10ii to Form 10-K for 1991, File No. 1-8612).

 10j-1    --  Eighth Amendment of Ameritech Management Supplemental Pension Plan (Exhibit 10ii-1 to Form 10-K for 1991, File No.
              1-8612).

 10j-2    --  Ninth Amendment of Ameritech Management Supplemental Pension Plan (Exhibit 10ii-2 to Form 10-K for 1991, File No.
              1-8612).

 10j-3    --  Tenth Amendment to Ameritech Management Supplemental Pension Plan (Exhibit 10ii-3 to Form 10-K for 1993, File No.
              1-8612).

 10j-4    --  Eleventh Amendment to Ameritech Management Supplemental Pension Plan (Exhibit 10ii-4 to Form 10-K for 1993, File No.
              1-8612).

 10j-5    --  Twelfth Amendment to Ameritech Management Supplemental Pension Plan (Exhibit 10ii-5 to Form 10-K for 1993, File No.
              1-8612).

 10j-6    --  Thirteenth Amendment to Ameritech Management Supplemental Pension Plan.

   10k    --  Ameritech Senior Management Retirement and Survivor Protection Plan as amended and restated effective as of January
              1, 1992 (Exhibit 10jj to Form 10-K for 1991, File No. 1-8612).

 10k-1    --  First Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan (Exhibit 10jj-1 to Form 10-K
              for 1992, File No. 1-8612).


 10k-2    --  First Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan (Exhibit
              10jj-2 to Form 10-K for 1992, File No. 1-8612).

 10k-3    --  Second Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan (Exhibit
              10jj-3 to Form 10-K for 1993, File No. 1-8612).

 10k-4    --  Fourth Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan (Exhibit
              10jj-4 to Form 10-K for 1993, File No. 1-8612).

 10k-5    --  Fifth Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan.

 10k-6    --  Sixth Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan, to be filed by amendment.

   10l    --  Ameritech Senior Management Supplemental Savings and Deferral Plan as amended and restated effective as of
              January 1, 1992 (Exhibit 10kk to Form 10-K for 1991, File No. 1-8612).

 10l-1    --  First Administrative Amendment to Ameritech Senior Management Supplemental Savings and Deferral Plan, to be filed by amendment.

   10m    --  Ameritech Stock Retirement Plan for Non-Employee Directors (Exhibit 10ll to Form 10-K for 1986, File No. 1-8612).

 10m-1    --  First Amendment of Ameritech Stock Retirement Plan for Non-Employee Directors (Exhibit 10ll-1 to Form 10-K for 1988,
              File No. 1-8612).

 10m-2    --  Second Amendment of Ameritech Stock Retirement Plan for Non-Employee Directors (Exhibit 10ll-2 to Form 10-K for 1989,
              File No. 1-8612).

   10n    --  Agreement Regarding Change in Control dated as of January 19, 1994 between the Company and Richard C. Notebaert, together with a schedule identifying other documents (Exhibit 10mm to Form 10-K for 1993, File No. 1-8612).

   10o    --  Ameritech Senior Management Severance Pay Plan as amended and restated effective as of January 1, 1992 (Exhibit 10nn to Form 10-K for 1991, File No. 1-8612).

 10o-1    --  First Administrative Amendment to the Ameritech Senior Management Severance Pay Plan.

 10o-2    --  Second Administrative Amendment to the Ameritech Senior Management Severance Pay Plan, to be filed by amendment.

   10p    --  Ameritech 1989 Long Term Incentive Plan as amended and restated effective as of January 1, 1992 (Exhibit 10oo to
              Form 10-K for 1991, File No. 1-8612).

 10p-1    --  First Amendment to 1989 Long Term Incentive Plan (Exhibit 10oo-1 to Form 10-K for 1993, File No. 1-8612).

   10q    --  Ameritech (Subsidiary) Senior Management Short Term Incentive Plan as amended and restated effective January 1, 1992
              (Exhibit 10pp to Form 10-K for 1991, File No. 1-8612).

   10r    --  Ameritech (Subsidiary) Senior Management Transfer Program as amended and restated effective as of January 1, 1992
              (Exhibit 10qq to Form 10-K for 1991, File No. 1-8612).

   10s    --  Ameritech Key Management Life Insurance Plan (Exhibit 10rr to Form 10-K for 1991, File No. 1-8612).

 10s-1    --  First Administrative Amendment to Ameritech Key Management Life Insurance Plan (Exhibit 10rr-1 to Form 10-K for
              1993, File No. 1-8612).


 10s-2    --  Second Administrative Amendment to Ameritech Key Management Life Insurance Plan, to be filed by amendment.

   10t    --  Ameritech Estate Preservation Plan (Exhibit 10ss to Form 10-K for 1991, File No. 1-8612).

 10t-1    --  First Administrative Amendment to Ameritech Estate Preservation Plan (Exhibit 10ss-1 to Form 10-K for 1993, File No.
              1-8612).

 10t-2    --  First Amendment to Ameritech Estate Preservation Plan, to be filed by amendment.

   10u    --  Ameritech Senior Management Severance Pay Trust as amended through the First Amendment (Exhibit 10tt to Form 10-K for
              1991, File No. 1-8612).

 10u-1    --  Second Amendment to Ameritech Senior Management Severance Pay Trust (Exhibit 10tt-1 to Form 10-K for 1991, File No.
              1-8612).

   10v    --  Ameritech Management Employees Benefit Protection Trust as amended through the First Amendment (Exhibit 10uu to Form
              10-K for 1991, File No. 1-8612).

 10v-1    --  Second Amendment to Ameritech Management Employees Benefit Protection Trust (Exhibit 10uu-1 to Form 10-K for 1991,
              File  No. 1-8612).

   10w    --  Employment Agreement dated as of October 21, 1992 between the Company and William L. Weiss (Exhibit 10vv to Form
              10-K for 1992, File No. 1-8612).

   10x    --  Agreement Regarding Change in Control dated as of January 19, 1994 between the Company and Richard H. Brown, together with schedule identifying other documents (Exhibit 10ww to Form 10-K for 1993, File No. 1-8612).

   10y    --  Agreement Regarding Change in Control dated as of January 19, 1994 between the Company and Thomas P. Hester.

   10z    --  Agreement Regarding Change in Control dated as of September 9, 1994 between the Company and W. Patrick Campbell.

  10aa    --  Agreement Regarding Change in Control dated as of September 9, 1994 between the Company and Walter M. Oliver.

  10bb    --  Agreement Regarding Change in Control dated as of January 1, 1995 between the Company and Oren G. Shaffer, to be filed by amendment.

  10cc    --  Agreement Regarding Change in Control dated as of January 1, 1995 between the Company and Rita P. Wilson, to be filed by amendment.

  10dd    --  Ameritech Mid-Career Pension Plan, to be filed by amendment.

10dd-1    --  First Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.

10dd-2    --  Second Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.

10dd-3    --  Third Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.

10dd-4    --  Fourth Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.

10dd-5    --  Fifth Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.

10dd-6    --  Sixth Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.

10dd-7    --  Seventh Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.




10dd-8    --  Eighth Amendment to Ameritech Mid-Career Pension Plan, to be filed by amendment.

   11a    --  Statement re: computation of primary earnings per share.

   11b    --  Statement re: computation of fully diluted earnings per share.

    12    --  Computation of ratio of earnings to fixed charges for the five years ended December 31, 1994.

    13    --  Portions of Ameritech's annual report to security holders for the year ended December 31, 1994.

    21    --  Subsidiaries of the Company.

    23    --  Consent of Arthur Andersen LLP.

    24    --  Powers of Attorney.

    27    --  Financial Data Schedule for the year ended December 31, 1994.

   99a    --  Form 11-K Annual Report for the fiscal year ended December 31, 1994 of the Ameritech Savings Plan for Salaried
              Employees, to be filed by amendment.

   99b    --  Form 11-K Annual Report for the fiscal year ended December 31, 1994 of the Ameritech Savings and Security Plan
              (Non-Salaried Employees), to be filed by amendment.

   99c    --  Form 11-K Annual Report for the fiscal year ended December 31, 1994 of the DonTech Profit Participation Plan, to be
              filed by amendment.

         Ameritech will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

         (b)  Reports on Form 8-K:

         On December 1, 1994, the Company filed a Current Report on Form 8-K dated November 28, 1994, to report on Item 5, Other Events, Ameritech's discontinuation of the use of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and on the resulting extraordinary, noncash charge recorded in the fourth quarter of 1994.

         On February 1, 1995, Ameritech filed another Current Report, dated January 18, 1995, to report on Item 5, Other Events, Ameritech's earnings for the fourth quarter and at year end 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           AMERITECH CORPORATION


                                                 By /s/ Betty F. Elliott
                                                   ----------------------------
                                                 (Betty F. Elliott,
                                                 Vice President and Comptroller)
March 21, 1995


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
R. C. Notebaert*
President and Chief Executive Officer

Principal Financial Officer:
O. G. Shaffer*
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:
B. F. Elliott*                                    * By /s/ Betty F. Elliott
Vice President and Comptroller                        -------------------------
                                                     (Betty F. Elliott,
                                                      for herself and as
                                                      Attorney-in-Fact)
Directors:
R. H. Brown*
D. C. Clark*
M. R. Goodes*
H. H. Gray*                                           March 21, 1995
J. A. Henderson*
S. B. Lubar*
L. M. Martin*
A. C. Martinez*
R. C. Notebaert*
J. D. Ong*
A. B. Rand*
J. A. Unruh*

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Ameritech Corporation

         We have audited in accordance with generally accepted auditing standards the financial statements included in Ameritech Corporation's annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP
Chicago, Illinois
February 3, 1995

                                                                     SCHEDULE II


                             AMERITECH CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                             (Dollars in Millions)


              COL. A                     COL. B                 COL. C                      COL. D           COL. E
            ----------                 ----------      ----------------------------       ----------       ----------
                                                              Additions
                                                       ----------------------------
                                       Balance at        Charged         Charged                             Balance
                                       beginning           to            to other                           at end of
          Classification               of period        expense(a)      accounts(b)      Deductions(c)       period
          --------------              -----------      -----------      -----------      -------------     ----------

Year 1994 . . . . . . . . . . .          $134.7           $171.1           $178.1           $336.6            $147.3
Year 1993 . . . . . . . . . . .           126.3            154.3            165.1            311.0             134.7
Year 1992 . . . . . . . . . . .           124.6            131.7            139.9            269.9             126.3

- -----------------
(a) Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.

(b) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which are being billed by the Company.

(c)      Amounts written off as uncollectible.