Form 10-Q
period 1995-03-31
AMERITECH CORP /DE/
filed 1995-05-10
CIK 732715

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended March 31, 1995

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


                     Telephone Number - (312) 750-5000




At April 28, 1995, 553,218,430 common shares were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .  No ___.

                      Part I - Financial Information

The following consolidated financial statements have been prepared by Ameritech Corporation ("Ameritech" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

                     CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions, except per share amounts)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                        1995        1994

Revenues. . . . . . . . . . . . . . . . . . .         $3,145.7    $3,033.9
                                                      --------    --------

Operating Expenses
  Employee-related expenses . . . . . . . . .            880.3       878.8
  Depreciation and amortization . . . . . . .            526.3       546.9
  Other operating expenses. . . . . . . . . .            862.9       788.5
  Restructuring (credit) charge . . . . . . .           (256.3)      530.0
  Taxes other than income taxes . . . . . . .            143.5       148.8
                                                      --------    --------
                                                       2,156.7     2,893.0
                                                      --------    --------

Operating income. . . . . . . . . . . . . . .            989.0       140.9
Interest expense. . . . . . . . . . . . . . .            117.9       102.4
Other income, net . . . . . . . . . . . . . .            (33.6)      (30.1)
                                                      --------    --------
Income before income taxes. . . . . . . . . .            904.7        68.6
Income taxes. . . . . . . . . . . . . . . . .            325.8        24.8
                                                      --------    --------
Net income. . . . . . . . . . . . . . . . . .         $  578.9    $   43.8
                                                      ========    ========

Earnings per common share . . . . . . . . . .            $1.05       $0.08
                                                         =====       =====

Dividends declared per common share . . . . .            $0.50       $0.48
                                                         =====       =====

Average common shares outstanding (millions).            552.3       547.3
                                                         =====       =====

See Notes to Consolidated Financial Statements.

                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in Millions)

                                              March 31, 1995  Dec. 31, 1994
                                                (Unaudited)   (Derived from
                                                                 Audited
                                                                Financial
ASSETS                                                         Statements)
Current assets
  Cash and temporary cash investments . . . .     $   111.0     $    73.7
  Receivables, net. . . . . . . . . . . . . .       2,128.0       2,300.0
  Material and supplies . . . . . . . . . . .         189.7         203.7
  Prepaid and other . . . . . . . . . . . . .         289.4         313.2
                                                  ---------     ---------
                                                    2,718.1       2,890.6
                                                  ---------     ---------

Property, plant and equipment . . . . . . . .      29,857.8      29,545.7
Less, accumulated depreciation. . . . . . . .      16,542.1      16,091.2
                                                  ---------     ---------
                                                   13,315.7      13,454.5
                                                  ---------     ---------

Investments, primarily international. . . . .       1,227.0       1,197.0
Other assets and deferred charges . . . . . .       2,751.8       2,404.7
                                                  ---------     ---------

Total assets. . . . . . . . . . . . . . . . .     $20,012.6     $19,946.8
                                                  =========     =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Debt maturing within one year . . . . . . .     $ 1,644.0     $ 1,898.3
  Accounts payable. . . . . . . . . . . . . .       1,162.7       1,546.3
  Other current liabilities . . . . . . . . .       1,853.8       1,711.5
                                                  ---------     ---------
                                                    4,660.5       5,156.1
                                                  ---------     ---------

Long-term debt. . . . . . . . . . . . . . . .       4,564.7       4,447.9
                                                  ---------     ---------

Deferred credits and other long-term liabilities
  Accumulated deferred income taxes . . . . .         621.6         611.0
  Unamortized investment tax credits. . . . .         243.5         255.8
  Postretirement benefits other than pensions       2,919.8       2,915.0
  Other . . . . . . . . . . . . . . . . . . .         526.5         505.9
                                                  ---------     ---------
                                                    4,311.4       4,287.7
                                                  ---------     ---------

Shareowners' equity
  Common stock, par value $1; 1.2 billion
   shares authorized, 587,612,000 issued. . .         587.6         587.6
  Proceeds in excess of par value . . . . . .       5,542.2       5,520.9
  Reinvested earnings . . . . . . . . . . . .       1,627.8       1,325.3
  Treasury stock, at cost (34,781,000 shares
   in 1995 and 36,150,000 shares in 1994) . .        (941.1)       (977.0)
  Deferred compensation . . . . . . . . . . .        (341.2)       (396.0)
  Currency translation adjustments. . . . . .         (12.5)        (15.9)
  Other, net. . . . . . . . . . . . . . . . .          13.2          10.2
                                                  ---------     ---------
                                                    6,476.0       6,055.1
                                                  ---------     ---------

Total liabilities and shareowners' equity . .     $20,012.6     $19,946.8
                                                  =========     =========

See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                        1995        1994

Cash Flows from Operating Activities

Net income. . . . . . . . . . . . . . . . . . .         $578.9      $ 43.8
Restructuring (credit) charge, net of tax . . .         (160.1)      332.8
Depreciation and amortization . . . . . . . . .          526.3       546.9
Deferred income taxes, net. . . . . . . . . . .           18.3        (8.3)
Investment tax credits, net . . . . . . . . . .          (12.3)      (13.3)
Interest during construction. . . . . . . . . .           (2.8)       (2.8)
Provision for uncollectibles. . . . . . . . . .           43.8        43.5
Change in accounts receivable . . . . . . . . .          128.7        (2.1)
Change in material and supplies . . . . . . . .           12.1       (18.6)
Change in certain other current assets. . . . .           23.4         7.0
Change in accounts payable. . . . . . . . . . .         (383.6)     (170.6)
Change in certain other current liabilities . .           43.1        85.3
Change in certain other noncurrent
 assets and liabilities . . . . . . . . . . . .          (75.0)      (66.7)
Other . . . . . . . . . . . . . . . . . . . . .          (24.7)       (8.9)
                                                        ------      ------
Net cash from operating activities. . . . . . .          716.1       768.0
                                                        ------      ------

Cash Flows from Investing Activities

Capital expenditures. . . . . . . . . . . . . .         (360.7)     (409.6)
Additional investments. . . . . . . . . . . . .           (6.5)       (6.9)
Other investing activities, net . . . . . . . .           (2.1)       71.3
                                                        ------      ------
Net cash from investing activities. . . . . . .         (369.3)     (345.2)
                                                        ------      ------

Cash Flows from Financing Activities

Net change in short-term debt . . . . . . . . .          (80.3)      198.5
Issuance of long-term debt. . . . . . . . . . .           --         196.1
Retirement of long-term debt. . . . . . . . . .          (10.7)     (535.7)
Dividend payments . . . . . . . . . . . . . . .         (275.7)     (262.4)
Proceeds from issuance of treasury stock. . . .           56.2        51.7
Other financing activities, net . . . . . . . .            1.0        (7.7)
                                                        ------      ------
Net cash from financing activities. . . . . . .         (309.5)     (359.5)
                                                        ------      ------

Net increase in cash and
 temporary cash investments . . . . . . . . . .           37.3        63.3
Cash and temporary cash investments,
 beginning of period. . . . . . . . . . . . . .           73.7       155.9
                                                        ------      ------
Cash and temporary cash investments,
 end of period. . . . . . . . . . . . . . . . .         $111.0      $219.2
                                                        ======      ======

See Notes to Consolidated Financial Statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995


NOTE 1:   Work Force Restructuring

During March 1994, Ameritech announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of this restructuring, a pretax charge of $530.0 million, or $332.8 million after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $256.3 million, or $160.1 million after-tax, was recorded resulting primarily from settlement gains from lump-sum pension payments from the pension plan to former employees. The cumulative gross program costs through March 31, 1995 totaled $1,080.0 million, partially offset by settlement gains of $608.2 million for an aggregate pretax net program cost of $471.8 million, or $295.7 million after-tax. At March 31, 1995, the remaining severance accrual was $54.7 million.

As of March 31, 1995, approximately 9,400 employees have left the Company as a result of this restructuring, with 2,100 to leave later in 1995.


NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report to Shareowners and Annual Report on Form 10-K, during the fourth quarter of 1994, Ameritech incurred an extraordinary noncash after-tax charge of $2.2 billion as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." FAS 71 was followed by the Company's five landline telephone subsidiaries.

The principal component of the above charge related to a determination that telephone plant asset lives were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense in the landline telephone subsidiaries to decrease. Long-term, depreciation expense will increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches.

Certain additional financial statement impacts occur as a result of no longer following FAS 71, including the provision for uncollectibles, previously shown as a reduction in directory and other revenues, has been reclassified to other operating expenses.


NOTE 3:   Long-term Debt Issuance

Subsequent to March 31, 1995, Ameritech Capital Funding Corporation (ACF) issued debentures totaling $192.2 million due April 1, 2005. The debentures are noncallable and have a coupon rate of 7.5 percent. Proceeds from the issuance were used to reduce short-term debt. The effect of this transaction was considered when determining debt maturing within one year and long-term debt in the March 31, 1995 consolidated balance sheet. This issuance utilized the remaining capacity under a "shelf" registration statement ACF had on file with the SEC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 vs.
                     THREE MONTHS ENDED MARCH 31, 1994


RESULTS OF OPERATIONS

For the three months ended March 31, 1995 net income was $578.9 million or $1.05 per common share on 552.3 million average common shares outstanding. Net income in the first quarter of 1994 was $43.8 million or $0.08 per common share on 547.3 million average common shares outstanding.

Results in the first quarter of 1995 included an after-tax credit of $160.1 million or $0.29 per common share related to settlement gains associated with lump-sum pension payments under the 1994 work force restructuring program. Results in the first quarter of 1994 included an after-tax charge of $332.8 million or $0.61 per common share related to work force restructuring.

Excluding the above significant items in both years, net income would have been $418.8 million in 1995 compared with $376.6 million in 1994, an increase of 11.2 percent, and earnings per common share would have been $0.76 and $0.69 per common share, respectively, an increase of 10.1 percent.
___________________________________________________________________________

Revenues

Total revenues for the three months ended March 31, 1995 increased 3.7 percent over the comparable prior year period to $3,145.7 million. The increase was primarily attributable to higher network volumes due to access line growth, as well as volume increases in cellular services due to cellular subscriber growth. Rate reductions at the landline telephone operations partially offset these increases.
___________________________________________________________________________

Local service
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                $1,329.9  $1,307.9      $22.0      1.7

The increase in local service revenues in the first quarter of 1995 was primarily attributable to higher network volumes which increased revenues by $51.6 million. The increased network volumes resulted principally from growth in the number of access lines at March 31, 1995, which increased 3.8 percent or 681,000 lines to 18,442,000 as compared to March 31, 1994, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. This increase was partially offset by net rate reductions of $30.5 million, primarily resulting from regulatory proceedings in Illinois, Indiana and Ohio and legislation in Wisconsin which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Network access
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Interstate
  Three Months Ended                $562.1    $544.2      $17.9      3.3

Intrastate
  Three Months Ended                $137.0    $159.1     $(22.1)   (13.9)

The increase in interstate network access revenues for the three months ended March 31, 1995 was primarily due to higher network usage, which resulted in additional revenues of $33.9 million, and a reduction in NECA common line pool support payments of $13.4 million. Partially offsetting these increases were net rate reductions of $24.0 million and certain one-time billing revisions of $5.7 million. Minutes of use related to interstate calls increased 5.7 percent in 1995. See additional discussion below regarding Ameritech's interstate access price cap filing.

The decrease in intrastate network access revenues for the three months ended March 31, 1995 was primarily due to rate reductions of $23.4 million, approximately $14.5 million of which resulted from regulatory proceedings in Illinois, Indiana and Ohio and legislation in Wisconsin which achieved certain regulatory freedoms as previously discussed, as well as certain one-time billing revisions of $3.5 million. Higher network usage resulted in additional revenues of $7.3 million which partially offset these decreases. Minutes of use related to intrastate calls increased 9.8 percent in 1995.
___________________________________________________________________________

Long distance service
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $350.3    $364.2     $(13.9)    (3.8)

The decrease in long distance service revenues for the three months ended March 31, 1995 was primarily attributable to volume decreases of $9.1 million and the impact of the Extended Community Calling plan in Wisconsin, which reclassified portions of long distance usage to local service usage and effectively lowered long distance revenues by $7.7 million. These decreases were partially offset by net rate increases of $3.6 million.

Directory and other
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $766.4    $658.5     $107.9     16.4

The increase in directory and other revenue for the three months ended March 31, 1995 was primarily attributable to cellular and paging subscriber growth of 50.9 percent and 23.6 percent, respectively. Also contributing to the increase were price increases in nonregulated services, such as inside wire maintenance in the landline telephone subsidiaries, and increased telephone set sales and PBX and system sales in certain business units. Revenues at the security monitoring services subsidiary, acquired in December 1994, also contributed to the increase.
___________________________________________________________________________

Operating expenses

Total operating expenses for the three months ended March 31, 1995 decreased by $736.3 million or 25.5 percent to $2,156.7 million. The decrease was almost entirely attributable to the work force restructuring, which resulted in a credit of $256.3 million ($160.1 after-tax) in the first quarter of 1995 related to the settlement gains previously discussed compared with a first quarter 1994 charge of $530.0 million ($332.8 after-
tax).
___________________________________________________________________________

Employee-related expenses
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $880.3    $878.8       $1.5      0.2

The increase in employee-related expenses for the three months ended
March 31, 1995 was attributable primarily to the effect of higher wage rates and overtime of $34.6 million at the landline telephone subsidiaries, as well as increased employee benefits and employee-related expenses, such as sales incentives and training, of $22.0 million. Partially offsetting these increases were the effects of net work force reductions over the past year of $47.2 million.

There were 62,094 employees at March 31, 1995, compared with 67,229 at March 31, 1994. Work force reductions, primarily at the landline telephone subsidiaries, have been partially offset by additional employees in other business units, such as the cellular operation and security monitoring services subsidiary.

Depreciation and
  amortization expense
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $526.3    $546.9     $(20.6)    (3.8)

The decrease in depreciation and amortization expense for the three months ended March 31, 1995 was primarily due to the cessation of depreciation of analog switches at the landline telephone subsidiaries determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the change in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71, as well as depreciation and amortization in the Company's other business units.
___________________________________________________________________________

Other operating expenses
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $862.9    $788.5      $74.4      9.4

The increase in other operating expenses for the three months ended
March 31, 1995 was primarily attributable to increased contract and professional services of $74.4 million, primarily for systems development and process reengineering projects, advertising expenses of $22.0 million resulting from increased marketing efforts and growth-related cost of sales increases at the cellular operation. Also contributing to the increase were increased cost of sales of $15.7 million related to telephone sets and PBX and system sales. Partially offsetting these increases were reduced access charges paid to independent telephone companies, primarily due to renegotiated rates, as well as lower switching system software expense and other totaling $43.7 million.

Restructuring (credit) charge
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                 $(256.3)   $530.0    $(786.3)      n/a

As discussed in Note 1, the Company announced in March 1994 that it intended to reduce its nonmanagement work force by 6,000 employees by the end of 1995. Reduction of the work force results from implementation of technological improvements, consolidations and initiatives to balance cost structure with emerging competition. The Company now expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March 1994. A pretax charge of $530.0 million ($332.8 million after-tax) related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges recorded later in 1994. A net noncash settlement gain of $256.3 million ($160.1 million after-tax) was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $70.0 million) are anticipated.

Actual employee reductions by quarter were: 1,595 in the second quarter of 1994, 2,281 in the third quarter of 1994, 5,239 in the fourth quarter of 1994 and 313 in the first quarter of 1995. Estimates for the remainder of 1995 are 921 in the second quarter and 1,219 in the third quarter. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $239.7 million) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50,000 per departing employee. The projected savings may be partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
___________________________________________________________________________

Taxes other than income taxes
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $143.5    $148.8      $(5.3)    (3.6)

The decrease in taxes other than income taxes for the three months ended March 31, 1995 is primarily attributable to lower capital stock taxes in Illinois. Also contributing to the decrease are lower sales taxes in Ohio resulting from a change in the method of assessing this tax.

Other Income and Expenses

Interest expense
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $117.9    $102.4      $15.5     15.1

The increase in interest expense for the three months ended March 31, 1995 was primarily due to the increase in short-term interest rates, partially offset by lower average debt balances. Also contributing to the increase are costs related to the corporate-owned life insurance program.
___________________________________________________________________________

Other income, net
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $(33.6)   $(30.1)      $3.5      n/a

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from increased equity earnings from Telecom Corporation of New Zealand Limited, in which the Company owns a 24.8 percent interest.
___________________________________________________________________________

Income taxes
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $325.8     $24.8     $301.0      n/a

The increase in income taxes for the three months ended March 31, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $256.3 million (or $160.1 million after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $530.0 million ($332.8 million after-tax) in the first quarter of 1994. Excluding these effects, income taxes increased in line with earnings in the business.

PAGE>13
FINANCIAL CONDITION

Capital expenditures
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $365.0    $437.5     $(72.5)   (16.6)

Capital expenditures include cash payments to acquire property, plant and equipment and noncash items such as capitalized leases and interest during construction.

The decrease in capital expenditures for the first three months of 1995 relates primarily to lower capital expenditures at the landline telephone subsidiaries.
___________________________________________________________________________

Dividends declared
                                        March 31        Increase   Percent
(Dollars in Millions)                1995      1994    (Decrease)  Change

Three Months Ended                  $276.4    $263.0      $13.4      5.1

On March 15, 1995, the Board of Directors declared a quarterly dividend of $0.50 per common share, a 4.2 percent increase over the $0.48 per common share declared in the same quarter in the prior year.
___________________________________________________________________________

Debt ratio

The debt ratio was 48.9 percent as of March 31, 1995, compared with 51.2 percent as of December 31, 1994. The decrease can be attributed primarily to lower debt levels, as well as increased reinvested earnings due to the after-tax net work force restructuring credit of $160.1 million.

See Note 3 for debt issued after March 31, 1995.
___________________________________________________________________________

Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the three months ended March 31 was 8.73 in 1995 and 1.63 in 1994. The ratio in 1995 was favorably affected by a credit of $256.3 million for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $530.0 million charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is indicative of the Company's ability to meet its debt funding requirements.

Interstate Access Price Cap Filing

On May 9, 1995 in its annual interstate access price cap filing, Ameritech elected the 5.3 productivity factor with no earnings sharing as allowed under the new price cap rules of the Federal Communications Commission
(FCC). That selection, together with other index changes required by the FCC's rules, results in annual rate reductions to Ameritech's customers totaling approximately $66.0 million effective August 1, 1995.

Ameritech filed a waiver request with the FCC to make an additional downward adjustment of its indices that would have the effect of applying the 5.3 productivity factor retroactively back to January 1, 1995. The result would be an additional annual rate reduction for Ameritech's customers of $26.5 million effective August 1, 1995. In return, Ameritech would be relieved of all sharing obligations for the entire 1995 calendar year.

                        Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

  (a)   The 1995 Annual Meeting of Shareowners was held on April 19, 1995.

        The number of common shares present at the Annual Meeting in person or by proxy and voting and withholding authority to vote in the election of Directors was 463,755,034 or 83.924 percent of the common shares of Ameritech outstanding on February 21, 1995, the record date for the Annual Meeting.

  (b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Company for a three-year term.

           DIRECTORS                      FOR              WITHHELD
        Hanna Holborn Gray, Ph.D.     454,333,229         9,421,805
        Arthur C. Martinez            454,373,050         9,381,984
        John D. Ong                   454,598,714         9,156,320
        A. Barry Rand                 454,586,022         9,169,012
        James A. Unruh                454,492,131         9,262,903

        The largest percentage of shares withheld from voting with respect to any nominee for director was 2.032 percent. The terms of office of the following Directors continued after the meeting: Richard H. Brown, Donald C. Clark, Melvin R. Goodes, James A. Henderson, Sheldon B. Lubar, Lynn M. Martin, John B. McCoy and Richard C. Notebaert.

  (c) Shareowners ratified the appointment of Arthur Andersen LLP, as independent public accountants, to examine the consolidated financial statements for the current year ending December 31, 1995.

        The vote was 454,896,400 shares FOR and 5,039,626 shares AGAINST, with 3,819,008 shares abstaining.

        Shareowners also approved the Ameritech Management Committee Short Term Incentive Plan. The vote was 396,894,389 shares FOR the proposal, 56,983,107 shares were voted AGAINST, with 9,877,538 shares abstaining.

  (d) A proposal by a shareowner to provide for cumulative voting in the election of Directors was not approved. A total of 113,000,490 shares were voted FOR the proposal, 301,996,246 shares were voted AGAINST, 12,346,167 shares abstained and 36,412,131 broker non-votes were recorded.

        A proposal by a shareowner to provide for the election of all Directors annually was not approved. A total of 146,962,288 shares were voted FOR the proposal, 268,350,718 shares were voted AGAINST, 12,029,897 shares abstained and 36,412,131 broker non-votes were recorded.

Item 6. Exhibits and Reports on Form 8-K.

  (a)   Exhibits:

        12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 1995 and March 31, 1994.

  (b)   Reports on Form 8-K:

        On April 3, 1995, a Current Report on Form 8-K dated March 28, 1995, was filed under Item 7, Financial Statements and Exhibits, to file copies of the Underwriting Agreement, Pricing Agreement, as well as the forms of the Officers' Certificate and 7.5% Debentures, all dated March 28, 1995.

        On April 20, 1995, a Current Report on Form 8-K dated April 19, 1995, was filed under Item 5, Other Events, to report Ameritech's earnings for the first quarter 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameritech Corporation



Date:  May 9, 1995                      By /s/ Betty F. Elliott
                                          Betty F. Elliott
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

                  AMERITECH CORPORATION AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)

                                                Three Months Ended
                                                      March 31
                                                 1995          1994
EARNINGS

Income before interest and income taxes . . .  $1,025.4        $173.8

Preferred dividends (4) . . . . . . . . . . .       2.3          --

Portion of rent expense representing
 interest . . . . . . . . . . . . . . . . . .      15.6          16.0

Michigan Single Business tax. . . . . . . . .       9.0           7.4
                                               --------        ------

Total earnings (1) (2) (3). . . . . . . . . .  $1,052.3        $197.2
                                               --------        ------


FIXED CHARGES

Interest cost . . . . . . . . . . . . . . . .    $102.7        $105.2

Preferred dividends . . . . . . . . . . . . .       2.3          --

Portion of rent expense representing
 interest expense . . . . . . . . . . . . . .      15.6          16.0
                                                 ------        ------

Total fixed charges . . . . . . . . . . . . .    $120.6        $121.2
                                                 ------        ------


Ratio of earnings to fixed charges. . . . . .      8.73          1.63
                                                   ====          ====
_______________

(1) The results for the first quarter of 1995 reflect a $256.3 million pretax credit primarily from settlement gains resulting from lump-sum pension payments from the pension plan to former employees associated with the nonmanagement work force restructuring. Results for the first quarter 1994 reflect a $530.0 million pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(2) Earnings are income before income taxes and fixed charges. Since the Michigan Single Business Tax ("the Tax") and rental expense have been deducted, the Tax and the one-third portion of rental expense considered to be fixed charges are added back.

(3) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.

(4) For purposes of above computation, the preferred stock dividend requirement of a subsidiary has been increased to an amount representing the pretax earnings which would be required to cover the dividend requirements.