Form 10-K/A
period 1994-12-31
AMERITECH CORP /DE/
filed 1995-05-15
CIK 732715

                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                              FORM 10-K/A

                          AMENDMENT TO REPORT

      Filed pursuant to Section 12, 13 or 15(d) of the Securities
                         Exchange Act of 1934

                         AMERITECH CORPORATION

                            Amendment No. 1

     The undersigned registrant hereby files the following exhibits referenced in its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and adds Exhibit 10r-1 to the list of exhibits:

10e-1 First Administrative Amendment to Ameritech Senior Management Long Term Disability Plan

10k-6 Sixth Administrative Amendment to Ameritech Senior Management Retirement and Survivor Protection Plan

10l-1 First Administrative Amendment to Ameritech Senior Management Supplemental Savings and Deferral Plan

10o-2     Second Administrative Amendment to the Ameritech Senior
          Management Severance Pay Plan

10r-1 First Administrative Amendment to Ameritech Senior Management Transfer Program

10s-2     Second Administrative Amendment to the Ameritech Key
          Management Life Insurance Plan

10t-2     First Amendment to Ameritech Estate Preservation Plan

10bb Agreement Regarding Change in Control dated as of January 1, 1995 between the Company and Oren G. Shaffer

10cc Agreement Regarding Change in Control dated as of January 1, 1995 between the Company and Rita P. Wilson

10dd      Ameritech Mid-Career Pension Plan

10dd-1    First Amendment to Ameritech Mid-Career Pension Plan

10dd-2    Second Amendment to Ameritech Mid-Career Pension Plan

10dd-3    Third Amendment to Ameritech Mid-Career Pension Plan

10dd-4    Fourth Amendment to Ameritech Mid-Career Pension Plan

10dd-5    Fifth Amendment to Ameritech Mid-Career Pension Plan

10dd-6    Sixth Amendment to Ameritech Mid-Career Pension Plan

10dd-7    Seventh Amendment to Ameritech Mid-Career Pension Plan

10dd-8    Eighth Amendment to Ameritech Mid-Career Pension Plan

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

Dated: May 15, 1995