Form 10-Q
period 1995-06-30
AMERITECH CORP /DE/
filed 1995-08-07
CIK 732715

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 Form 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended June 30, 1995


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



                     Telephone Number - (312) 750-5000




At July 31, 1995, 554,205,917 common shares were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No     .

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

                      Part I - Financial Information

The following condensed consolidated financial statements have been prepared by Ameritech Corporation (Ameritech or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in the current year.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions, except per share amounts)
                                (Unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30               June 30
                                    1995        1994       1995     1994

Revenues                           $3,368.9   $3,184.4   $6,514.6 $6,218.3
                                   --------   --------   -------- --------
Operating Expenses
Employee-related expenses             893.1      904.4    1,773.4  1,783.2
Depreciation and amortization         535.2      563.4    1,061.5  1,110.3
Other operating expenses              929.4      833.1    1,792.3  1,621.6
Restructuring (credit) charge          --         --       (256.3)   530.0
Taxes other than income taxes         151.6      137.9      295.1    286.7
                                   --------   --------   --------  -------
                                    2,509.3    2,438.8    4,666.0  5,331.8
                                   --------   --------   --------  -------
Operating income                      859.6      745.6    1,848.6    886.5
Interest expense                      119.3      107.3      237.2    209.7
Other income, net                     (35.0)     (32.5)     (68.6)   (62.6)
                                   --------   --------   --------  -------
Income before income taxes            775.3      670.8    1,680.0    739.4
Income taxes                          271.8      224.2      597.6    249.0
                                   --------   --------   --------  -------
Net income                         $  503.5   $  446.6   $1,082.4 $  490.4
                                   --------   --------   -------- --------

Earnings per common share             $0.91      $0.81     $1.96     $0.89
                                      =====      =====     =====     =====
Dividends declared per common
share                                 $0.50      $0.48     $1.00     $0.96
                                      =====      =====     =====     =====
Average common shares outstanding
(millions)                            553.7      548.6     553.0     548.0
                                      =====      =====     =====     =====

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in Millions)

                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments          $    85.4        $    73.7
 Receivables, net                               2,419.8          2,300.0
 Material and supplies                            182.4            203.7
 Prepaid and other                                272.8            313.2
                                              ---------        ---------
                                                2,960.4          2,890.6
                                              ---------        ---------
Property, plant and equipment                  30,139.7         29,545.7
Less, accumulated depreciation                 16,906.1         16,091.2
                                              ---------        ---------

                                               13,233.6         13,454.5
                                              ---------        ---------
Investments, primarily international            1,209.4          1,197.0
Other assets and deferred charges               2,929.7          2,404.7
                                              ---------        ---------

Total assets                                  $20,333.1        $19,946.8
                                              =========        =========
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
 Debt maturing within one year                $ 1,696.6        $ 1,898.3
 Accounts payable                               1,247.4          1,546.3
 Other                                          1,625.8          1,711.5
                                              ---------        ---------
                                                4,569.8          5,156.1
                                              ---------        ---------

Long-term debt                                  4,571.7          4,447.9
                                              ---------        ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes                712.0            611.0
 Unamortized investment tax credits               231.3            255.8
 Postretirement benefits other than pensions    2,936.7          2,915.0
 Other                                            559.1            505.9
                                              ---------        ---------
                                                4,439.1          4,287.7
                                              ---------        ---------
Shareowners' equity
 Common stock, par value $1;1.2 billion
   shares authorized, 587,612,000 issued          587.6            587.6
 Proceeds in excess of par value                5,567.3          5,520.9
 Reinvested earnings                            1,854.3          1,325.3
 Treasury stock, at cost (33,571,000 shares
   in 1995 and 36,150,000 shares in 1994)        (917.1)          (977.0)
 Deferred compensation                           (341.2)          (396.0)
 Currency translation adjustment                  (13.3)           (15.9)
 Other, net                                        14.9             10.2
                                              ---------        ---------
                                                6,752.5          6,055.1
                                              ---------       ----------
Total liabilities and shareowners' equity     $20,333.1        $19,946.8
                                              ---------       ----------


See Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                (Unaudited)


                                                       Six Months Ended
                                                           June 30
                                                       1995        1994

Cash Flows from Operating Activities

Net income                                            $1,082.4  $  490.4
Adjustments to net income
 Restructuring (credit) charge, net of tax              (160.1)    332.8
 Depreciation and amortization                         1,061.5   1,110.3
 Deferred income taxes, net                               26.2     (16.8)
 Investment tax credits, net                             (24.5)    (26.7)
 Interest during construction                             (6.6)     (5.8)
 Provision for uncollectibles                             84.6      81.5
 Change in accounts receivable                          (150.4)   (167.5)
 Change in material and supplies                          17.7     (22.9)
 Change in certain other current assets                   31.5      20.7
 Change in accounts payable                             (298.9)    (99.8)
 Change in certain other current liabilities             (93.4)     (5.4)
 Change in certain other noncurrent
 assets and liabilities                                  (59.2)    (97.2)
 Other                                                   (44.8)    (22.2)
                                                      --------   -------
Net cash from operating activities                     1,466.0   1,571.4
                                                      --------   -------
Cash flows from Investing Activities

Capital expenditures                                    (782.6)   (850.1)
Additional investments                                  (183.7)   (489.2)
Other investing activities, net                           (4.2)     73.4
                                                      --------   -------
Net cash from investing activities                      (970.5) (1,265.9)
                                                      --------   -------

Cash Flows from Financing Activities

Net change in short-term debt                           (206.7)    (43.1)
Issuance of long-term debt                               194.4     645.3
Retirement of long-term debt                             (25.9)   (543.7)
Dividend payments                                       (552.1)   (525.4)
Proceeds from issuance of treasury stock                 122.0      97.2
Other financing activities, net                          (15.5)     (5.6)
                                                      --------    ------
Net cash from financing activities                      (483.8)   (375.3)
                                                      --------    ------

Net increase (decrease) in cash and
 temporary cash investments                               11.7     (69.8)
Cash and temporary cash investments,
 beginning of period                                      73.7     155.9
                                                      --------    ------
Cash and temporary cash investments,
 end of period                                        $   85.4  $   86.1
                                                      ========  ========

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, Ameritech announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that corresponds to contract expiration in 1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of this restructuring, a pretax charge of $530.0 million, or $332.8 million after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $256.3 million, or $160.1 million after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments to former employees. Settlement gains were not recorded in the second quarter of 1995 as they were not significant. The cumulative gross program costs through June 30, 1995 totaled $1,080.0 million, partially offset by settlement gains of $608.2 million for an aggregate pretax net program cost of $471.8 million, or $295.7 million after-tax. At June 30, 1995, the remaining severance accrual was $50.0 million.

As of June 30, 1995, approximately 10,300 employees have left the Company as a result of this restructuring, with 1,200 expected to leave later in 1995.

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

The principal component of the above charge related to a determination that telephone plant asset lives were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense at the landline telephone subsidiaries to decrease. Long-term, depreciation expense will increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches.

Certain additional financial statement impacts occurred as a result of the discontinuation of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in directory, cellular and other revenues, to other operating expenses.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 vs.
              THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1994


RESULTS OF OPERATIONS

For the three months ended June 30, 1995, net income was $503.5 million or $0.91 per common share on 553.7 million average common shares outstanding. This represented a 12.7 percent increase in net income and a 12.3 percent increase in earnings per common share from the comparable prior year period for which net income was $446.6 million or $0.81 per common share on 548.6 million average common shares outstanding.

For the six months ended June 30, 1995, net income was $1,082.4 million or $1.96 per common share on 553.0 million average common shares outstanding. For the six months ended June 30, 1994, net income was $490.4 million or $0.89 per common share on 548.0 million average common shares outstanding.

Results of operations during the six month periods were affected by significant items during the first quarter of both years. Specifically, during the first quarter of 1995 an after-tax credit was recorded of $160.1 million or $0.29 per common share related to settlement gains associated with lump sum pension payments under the 1994 work force restructuring program. Results in the first quarter of 1994 included an after-tax charge of $332.8 million or $0.61 per common share related to work force restructuring.

Excluding the above noted significant items in both years, income for the six month periods ended June 30, 1995 and 1994 would have been $922.3 million and $823.2 million, respectively, an increase of 12.0 percent in 1995, and earnings per common share would have been $1.67 and $1.50 per common share, respectively, an increase of 11.3 percent.
___________________________________________________________________________

Revenues

Total revenues for the three and six months ended June 30, 1995 increased
5.8 percent and 4.8 percent, respectively, over the comparable prior year periods to $3,368.9 million and $6,514.6 million. The increases were primarily attributable to higher network usage volumes due to access line growth, as well as volume increases in cellular services due to cellular subscriber growth. Rate reductions at the landline telephone operations partially offset these increases.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)



Local service

                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $1,397.9   $1,332.6     $  65.3       4.9
Six Months Ended                2,727.8    2,640.5        87.3       3.3

The increases in local service revenues for the three and six months ended June 30, 1995 were primarily attributable to higher network volumes which increased revenues by $74.0 million and $127.8 million, respectively. The increased network usage volume resulted principally from growth in the number of access lines, which increased 4.2 percent or 743,000 lines to 18,618,000 from 17,875,000 as of June 30, 1994, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. These increases were partially offset by net rate reductions of $13.7 million and $46.3 million, respectively, primarily resulting from regulatory proceedings in Illinois, Indiana and Ohio and legislation in Wisconsin which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.
___________________________________________________________________________

Network access
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Interstate
  Three Months Ended           $  575.6   $  554.6     $  21.0       3.8
  Six Months Ended              1,137.7    1,098.8        38.9       3.5

Intrastate
  Three Months Ended           $  144.6   $  160.1     $ (15.5)     (9.7)
  Six Months Ended                281.6      319.2       (37.6)    (11.8)

The increases in interstate network access revenues for the three and six months ended June 30, 1995 were primarily due to higher network usage, which resulted in additional revenues of $37.8 million and $73.1 million, respectively, as well as a reduction of $13.3 million and $26.7 million, respectively, in National Exchange Carriers Association common line support payments. Partially offsetting these revenue increases were net rate reductions of $27.6 million and $52.9 million, respectively. Minutes of use related to interstate calls for the three and six months ended June 30, 1995 increased 6.9 percent and 6.3 percent, respectively, over the comparable prior year periods. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decreases in intrastate network access revenues for the three months and six months ended June 30, 1995 were primarily due to rate reductions of $24.3 million and $47.2 million, respectively. Approximately $12.4 million and $27.2 million, respectively, of these rate reductions resulted from regulatory proceedings in Illinois, Indiana and Ohio and legislation in

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access (cont'd.)

Wisconsin which also achieved certain regulatory freedoms as previously discussed. Higher network usage resulted in additional revenues of $14.7 million and $19.0 million, respectively, which partially offset these decreases. Minutes of use related to intrastate calls for the three and six months ended June 30, 1995 increased 13.0 percent and 11.4 percent, respectively, over the comparable prior year periods.

___________________________________________________________________________

Long distance service
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  361.9   $  362.7    $   (0.8)     (0.2)
Six Months Ended                  712.2      726.9       (14.7)     (2.0)

The decreases in long distance service revenues for the three and six months ended June 30, 1995 were primarily attributable to volume decreases of $1.4 million and $10.5 million, respectively, and the impact of the Extended Community Calling plan in Wisconsin, which reclassified portions of long distance usage to local service usage and effectively lowered long distance revenues by $6.9 million and $14.6 million in the three and six month periods ended June 30, 1995, respectively. These decreases were partially offset by net rate increases of $5.4 million and $9.0 million, respectively.
___________________________________________________________________________

Directory, cellular and other

                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change
(dollars in millions)

Three Months Ended             $  888.9   $  774.4     $ 114.5      14.8
Six Months Ended                1,655.3    1,432.9       222.4      15.5

The increases in directory, cellular and other revenues for the three and six months ended June 30, 1995 were attributable to cellular revenue growth resulting from a 50.5 percent increase to 1,564,000 subscribers at June 30, 1995 from 1,039,000 subscribers at June 30, 1994. Paging revenues also increased as a result of a 20.3 percent increase to 692,000 subscribers at June 30, 1995 from 575,000 subscribers at June 30, 1994. Also contributing to the increases were revenue increases in nonregulated services, such as inside wire maintenance, telephone set sales, and PBX and system sales, in certain business units. Revenues of the security monitoring services subsidiary, acquired in December 1994, also contributed to the increases.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)



Operating expenses

Total operating expenses for the three months ended June 30, 1995 increased by $70.5 million or 2.9 percent over the prior year. Total operating expenses for the six months ended June 30, 1995 decreased $665.8 million or
12.5 percent. The decrease was largely attributable to the work force restructuring which resulted in a credit of $256.3 million ($160.1 million after-tax) in the first quarter of 1995 related to the settlement gains previously discussed compared with a first quarter 1994 charge of $530.0 million ($332.8 million after-tax).
___________________________________________________________________________

Employee-related expenses
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  893.1   $  904.4    $  (11.3)     (1.2)
Six Months Ended                1,773.4    1,783.2        (9.8)     (0.5)


The decreases in employee-related expenses for the three and six months ended June 30, 1995 were primarily attributable to the effects of work force reductions over the past year of $43.5 million and $97.9 million, respectively. These work force reductions, primarily at the landline telephone subsidiaries, have been partially offset by additional expenses for new employees in other business units, such as the cellular operation and security monitoring services subsidiary of $9.9 million and $17.1 million, respectively. Also partially offsetting the decreases were the effects of higher wage rates and overtime of $14.8 million and $49.4 million, respectively, at the landline telephone subsidiaries, as well as increased employee benefits and other expenses, such as sales incentives and training, of $7.5 million and $21.6 million, respectively.

There were 62,127 employees at June 30, 1995, compared with 66,593 at June 30, 1994.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Depreciation and
  amortization
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  535.2   $  563.4    $  (28.2)     (5.0)
Six Months Ended                1,061.5    1,110.3       (48.8)     (4.4)

The decreases in depreciation and amortization expense for the three and six months ended June 30, 1995 were primarily due to the cessation, in the fourth quarter of 1994, of depreciation of analog switches at the landline telephone subsidiaries. These decreases were partially offset by the increase in depreciation rates as a result of shortening telephone plant lives, as well as increased depreciation and amortization in the Company's other business units.
___________________________________________________________________________

Other operating expenses
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  929.4   $  833.1    $   96.3      11.6
Six Months Ended                1,792.3    1,621.6       170.7      10.5

The increases in other operating expenses for the three and six months ended June 30, 1995 were largely attributable to increased contract and professional services of $64.5 million and $140.9 million, respectively, primarily for systems development and process reengineering projects. Growth-related cost of sales increases at the cellular operation, as well as cost of sales increases related to increased telephone set sales and PBX and system sales also contributed to the increases by $28.3 million and $49.7 million, respectively, in the three and six months ended June 30, 1995, as compared to the prior year periods. Advertising and bad debt expense increased during the periods by $8.6 million and $30.8 million, respectively, reflecting increased marketing and sales efforts. Partially offsetting these increases were reduced access charges paid to independent telephone companies, primarily due to renegotiated contracts, as well as lower switching system software and other expenses totaling $5.1 million and $50.7 million, respectively.

Form 10-Q Part I

                 AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Restructuring (credit) charge
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended               $ --       $ --        $ --        --
Six Months Ended                 (256.3)     530.0      (786.3)      n/a

As discussed in Note 1, the Company announced in March 1994 that it intended to reduce its nonmanagement work force by 6,000 employees by the end of 1995. Reduction of the work force results from implementation of technological improvements, consolidations and initiatives to balance cost structure with emerging competition. The Company currently expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March 1994. A pretax charge of $530.0 million ($332.8 million after-tax) related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges recorded later in 1994. A net noncash settlement gain of $256.3 million ($160.1 million after-tax) was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $50.0 million) are anticipated.

Actual employee reductions by quarter were: 1,595 in the second quarter of 1994, 2,281 in the third quarter of 1994, 5,239 in the fourth quarter of 1994, 313 in the first quarter of 1995 and 870 in the second quarter of 1995. Employee reductions of 1,200 are expected in the third quarter of 1995. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $239.7 million) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50,000 per departing employee. The projected savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
___________________________________________________________________________

Taxes other than income taxes
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  151.6   $  137.9    $   13.7       9.9
Six Months Ended                  295.1      286.7         8.4       2.9


The increases in taxes other than income taxes for the three and six months ended June 30, 1995 were primarily attributable to higher property taxes,

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Taxes other than income taxes (cont'd.)

partially offset by a decrease in capital stock tax in Illinois, as well as lower sales taxes in Ohio resulting from a change in the method of assessing the tax.
___________________________________________________________________________

Other Income and Expenses

Interest expense
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  119.3   $  107.3     $  12.0      11.2
Six Months Ended                  237.2      209.7        27.5      13.1

The increases in interest expense for the three and six months ended June 30, 1995 were primarily due to the increase in short-term interest rates, partially offset by lower average debt balances.
___________________________________________________________________________

Other income, net
                                      June 30          (Increase)  Percent
(dollars in millions)             1995       1994      Decrease    Change

Three Months Ended             $  (35.0)  $  (32.5)    $  (2.5)      7.7
Six Months Ended                  (68.6)     (62.6)       (6.0)      9.6

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The increases in other income, net result primarily from increased equity earnings from Telecom Corporation of New Zealand Limited, in which the Company owns a 24.8 percent interest.
___________________________________________________________________________

Income taxes
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  271.8   $  224.2    $   47.6      21.2
Six Months Ended                  597.6      249.0       348.6      n/a

The increase in income taxes for the three months ended June 30, 1995 reflects the increase in pretax earnings discussed above. The increase in income taxes for the six months ended June 30, 1995 was due primarily to the change in pretax income and as a result of the work force restructuring credit of $256.3 million (or $160.1 million after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $530.0 million ($332.8 million after-tax) in the first quarter of 1994. Excluding the effects of these significant items, income taxes increased in line with earnings in the business.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


FINANCIAL CONDITION AND OTHER MATTERS

Capital expenditures
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  440.1   $  456.7    $  (16.6)     (3.6)
Six Months Ended                  805.1      894.2       (89.1)    (10.0)

Capital expenditures include cash payments to acquire property, plant and equipment and noncash items such as capitalized leases and interest during construction.

The decreases in capital expenditures for the three and six months ended June 30, 1995 relate primarily to lower capital expenditures at the landline telephone subsidiaries.
___________________________________________________________________________

Dividends declared
                                      June 30           Increase   Percent
(dollars in millions)             1995       1994      (Decrease)  Change

Three Months Ended             $  277.0   $  263.6    $   13.4       5.1
Six Months Ended                  553.4      526.6        26.8       5.1

On June 21, 1995, the Board of Directors declared a quarterly dividend of $0.50 per common share, a 4.2 percent increase over the $0.48 per common share declared in the same quarter in the prior year.
___________________________________________________________________________

Debt ratio

The debt ratio was 48.1 percent as of June 30, 1995, compared with 51.2 percent as of December 31, 1994. The decrease can be attributed primarily to lower debt levels, as well as increased reinvested earnings.
___________________________________________________________________________

Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the six months ended June 30 was
7.13 in 1995 and 4.14 in 1994. The ratio in 1995 was favorably affected by a credit of $256.3 million for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $530.0 million charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is indicative of the Company's ability to meet its debt funding requirements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Interstate access rate reduction

On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. By receiving FCC approval of Ameritech's waiver request effective January 1, 1995, the total annual reduction in prices that Ameritech charges long distance companies for local network connections increased to $100.4 million effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $42.7 million, which represents an increase of $15.1 million over the 1995 reduction otherwise required under the FCC's interim price cap rules.
___________________________________________________________________________

Labor negotiations

The Company's nonmanagement workforce (about 65 percent of total employees) is represented principally by two labor unions with expiring labor contracts. The International Brotherhood of Electrical Workers contract originally expired in June 1995 but has been extended until August 9, 1995. The Communications Workers of America (CWA) contract is set to expire August 5, 1995. Membership of the CWA has authorized a work stoppage. Negotiations with both unions continue and management believes a satisfactory resolution will be achieved.
___________________________________________________________________________

Debt capacity

During the second quarter of 1995, the Company, through its subsidiary, Ameritech Capital Funding Corporation, filed with the SEC a shelf registration statement to issue debt aggregating $1.0 billion. The registration statement is effective, but has not been used as of August 4, 1995.

Form 10-Q Part II

                  AMERITECH CORPORATION AND SUBSIDIARIES

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

 (a)      Exhibits:
          12   Computation of ratio of earnings to fixed charges for the
          six months ended June 30, 1995 and 1994.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K:
          On July 20, 1995, a Current Report on Form 8-K dated July 20, 1995, was filed under Item 5, Other Events, to report Ameritech's earnings for the second quarter 1995.

Form 10-Q Part II


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Ameritech Corporation




Date:  August 4, 1995                       By  /s/ Betty F. Elliott
                                            Betty F. Elliott
                                            Vice President and Comptroller

                                            (Principal Accounting Officer)

                                                               Exhibit 12

                  AMERITECH CORPORATION AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)
                                                       Six Months Ended
                                                            June 30
                                                       1995         1994
EARNINGS

Income before interest and income taxes               $1,923.8   $  954.9

Preferred dividends of subsidiary(4)                       4.6       --

Portion of rent expense representing
  interest                                                29.1       24.3

Michigan Single Business tax                              20.8       14.7
                                                      --------   --------
Total earnings (1)  (2)  (3)                           1,978.3   $  993.9
                                                      --------   --------
FIXED CHARGES

Interest cost                                         $  243.8   $  215.5

Preferred dividends of subsidiary                          4.6       --

Portion of rent expense representing
  interest expense                                        29.1       24.3
                                                      --------   --------
Total fixed charges                                      277.5   $  239.8
                                                      --------   --------
Ratio of earnings to fixed charges                       7.13        4.14
_______________                                          ====        ====




(1) The results for the first six months of 1995 reflect a first quarter 1995 $256.3 million pretax credit primarily from settlement gains resulting from lump sum pension payments to former employees associated with the nonmanagement work force restructuring. Results for the first six months of 1994 reflect a first quarter $530.0 million pretax charge associated with the nonmanagement work force restructuring.
Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(2) Earnings represent income before income taxes and fixed charges. Since the Michigan Single Business Tax (the Tax) and rental expense have been deducted to arrive at income before interest and income taxes, the Tax and the one-third portion of rental expense considered to be fixed charges are added back.

(3) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis is not significant.

(4) For purposes of the above computation, the preferred stock dividend requirement of a subsidiary has been increased to an amount representing the pretax earnings which would be required to cover the dividend requirements.