Form 10-Q
period 1995-09-30
AMERITECH CORP /DE/
filed 1995-11-13
CIK 732715

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1995

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


                    Telephone Number - (312) 750-5000



At October 31, 1995, 553,877,818 common shares were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  . No    .
   -----   -----

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

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Millions, except per share amounts)
                                (Unaudited)


                                      Three Months Ended Nine Months Ended
                                        September 30       September 30
                                        ------------       ------------
                                       1995       1994    1995      1994
                                       ----       ----    ----      ----

Revenues...........................  $3,381.4  $3,170.0 $9,896.0 $9,388.3
                                     --------  -------- -------- --------
Operating Expenses
Employee-related expenses..........     962.9     925.1  2,736.3  2,708.3
Depreciation and amortization......     537.2     561.3  1,598.7  1,671.6
Other operating expenses...........     940.1     831.6  2,732.4  2,453.2
Restructuring (credit) charge......     (10.0)    270.1   (266.3)   800.1
Taxes other than income taxes......     148.5     149.5    443.6    436.2
                                     --------  -------- -------- --------
                                      2,578.7   2,737.6  7,244.7  8,069.4
                                     --------  -------- -------- --------
Operating income...................     802.7     432.4  2,651.3  1,318.9
Interest expense...................     119.0     113.6    356.2    323.3
Other income, net..................    (112.4)    (41.4)  (181.0)  (104.0)
                                     --------  -------- -------- --------
Income before income taxes.........     796.1     360.2  2,476.1  1,099.6
Income taxes.......................     283.6     109.3    881.2    358.3
                                     --------  -------- -------- --------
Net income.........................  $  512.5  $  250.9 $1,594.9 $  741.3
                                     ========  ======== ======== ========
Earnings per common share..........     $0.92     $0.46    $2.88    $1.35
                                        =====     =====    =====    =====
Dividends declared per common
 share............................      $0.50     $0.48    $1.50    $1.44
                                        =====     =====    =====    =====
Average common shares outstanding
 (millions).......................      554.5     549.9    553.5    548.6
                                        =====     =====    =====    =====

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Millions)

                                           Sept. 30, 1995   Dec. 31, 1994
                                           --------------   -------------
                                             (Unaudited)    (Derived from
                                                              Audited
                                                             Financial
                                                             Statements)
ASSETS
------
Current assets
 Cash and temporary cash investments ........  $   266.4     $    73.7
 Receivables, net ...........................    2,566.8       2,300.0
 Material and supplies ......................      166.4         203.7
 Prepaid and other ..........................      420.9         313.2
                                              ----------    ----------
                                                 3,420.5       2,890.6
                                              ----------    ----------
Property, plant and equipment ...............   30,588.9      29,545.7
Less, accumulated depreciation ..............   17,316.6      16,091.2
                                              ----------    ----------
                                                13,272.3      13,454.5
                                              ----------    ----------
Investments, primarily international ........    1,172.0       1,197.0
Other assets and deferred charges ...........    3,127.3       2,404.7
                                              ----------    ----------
Total assets ................................ $ 20,992.1     $19,946.8
                                              ==========    ==========
LIABILITIES AND SHAREOWNERS' EQUITY
------------------------------------
Current liabilities
 Debt maturing within one year..............   $ 1,806.4     $ 1,898.3
 Accounts payable...........................     1,367.9       1,546.3
 Other......................................     1,813.1       1,711.5
                                              ----------    ----------
                                                 4,987.4       5,156.1
                                              ----------    ----------
Long-term debt ..............................    4,547.1       4,447.9
                                              ----------    ----------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       718.8         611.0
 Unamortized investment tax credits.........       219.1         255.8
 Postretirement benefits other than pensions     2,958.5       2,915.0
 Other......................................       602.3         505.9
                                              ----------    ----------
                                                 4,498.7       4,287.7
                                              ----------    ----------
Shareowners' equity
 Common stock, par value $1;1.2 billion
   shares authorized, 587,612,000 issued...        587.6         587.6
 Proceeds in excess of par value............     5,592.3       5,520.9
 Reinvested earnings........................     2,089.7       1,325.3
 Treasury stock, at cost (33,567,000 shares
   in 1995 and 36,150,000 shares in 1994) ..      (949.1)       (977.0)
 Deferred compensation......................      (341.2)       (396.0)
 Currency translation adjustment............       (25.4)        (15.9)
 Other, net.................................         5.0          10.2
                                              ----------    ----------
                                                 6,958.9       6,055.1
                                              ----------    ----------
Total liabilities and shareowners' equity...   $20,992.1     $19,946.8
                                              ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                               (Unaudited)
                                                   Nine Months Ended
                                                      September 30
                                                      ------------
                                                   1995          1994
                                                   ----          ----
Cash Flows from Operating Activities

Net Income ..................................   $ 1,594.9     $  741.3
Adjustments to net income
 Restructuring (credit) charge, net of tax..       (167.0)       501.0
 Depreciation and amortization..............      1,598.7      1,671.6
 Deferred income taxes, net.................         42.7        (27.8)
 Investment tax credits, net................        (36.7)       (40.0)
 Interest during construction...............         (9.0)       (10.0)
 Provision for uncollectibles...............        131.9        130.1
 Change in accounts receivable..............       (393.1)      (305.9)
 Change in material and supplies............         31.2        (72.0)
 Change in certain other current assets.....         12.7         14.0
 Change in accounts payable.................       (179.6)         5.3
 Change in certain other current liabilities        (61.5)      (111.0)
 Change in certain other noncurrent
   assets and liabilities...................        (48.4)      (172.4)
 Gain on exchange of cellular minority interests    (65.8)         --
 Other......................................        (24.3)        (0.7)
                                                ---------    ---------
Net cash from operating activities ..........     2,426.7      2,323.5
                                                ---------    ---------
Cash Flows from Investing Activities

Capital expenditures........................     (1,338.0)    (1,293.8)
Additional investments......................       (186.9)      (505.4)
Net proceeds from exchange of cellular
 minority interests ........................         60.7          --
Other investing activities, net.............        (72.0)        74.5
                                                ---------    ---------
Net cash from investing activities..........     (1,536.2)    (1,724.7)
                                                ---------    ---------
Cash Flows from Financing Activities

Net change in short-term debt...............        (99.8)      (240.3)
Issuance of long-term debt..................        194.4        645.3
Issuance of preferred stock in subsidiary...          --          85.0
Retirement of long-term debt................        (64.5)      (560.3)
Dividend payments...........................       (829.2)      (788.9)
Proceeds from reissuance of treasury stock..        180.1        147.0
Repurchase of common stock..................        (95.0)        (3.5)
Other financing activities, net.............         16.2          1.0
                                                ---------    ---------
Net cash from financing activities..........       (697.8)      (714.7)
                                                ---------    ---------
Net increase (decrease) in cash and
 temporary cash investments................         192.7       (115.9)
Cash and temporary cash investments,
 beginning of period.......................          73.7        155.9
                                                ---------    ---------
Cash and temporary cash investments,
 end of period.............................     $   266.4     $   40.0
                                                =========    =========

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1995
                            ------------------
NOTE 1:   Work Force Restructuring

During March 1994, Ameritech announced its plan to reduce its existing nonmanagement work force. As of September 30, 1995, 11,500 employees have left the Company as a result of this restructuring. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who left the business during a designated period that corresponded to contract expiration, which was extended during contract negotiations to the third quarter of 1995. In addition, certain business units offered financial incentives to selected nonmanagement employees who left the business by contract expiration under terms of the prior contracts with the CWA and IBEW. See additional discussion in Management's Discussion and Analysis below.

As a result of this restructuring, a pretax charge of $800.1 million, or $501.0 million after-tax, was recorded in the first nine months of 1994.
In the first nine months 1995, a gain of $266.3 million, or $167.0 million after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments to former employees. The cumulative gross program cost through September 30, 1995 totaled $1,101.2 million, partially offset by settlement gains of $639.4 million for an aggregate pretax net program cost of $461.8 million, or $288.8 million after-tax. At September 30, 1995, the remaining severance accrual was $23.0 million.

NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report to Shareowners and Annual Report on Form 10-K, during the fourth quarter of 1994 Ameritech incurred an extraordinary noncash after-tax charge of $2.2 billion as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." FAS 71 was followed by the Company's five landline telephone subsidiaries.

The principal component of the above charge related to a determination that telephone plant asset lives prescribed by regulators were too long and, based on current technology, analog switches were obsolete. For 1995, the net effect of this determination is a decrease in depreciation expense at the landline telephone subsidiaries. Long-term, depreciation expense will likely increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches.

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

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 vs.
           THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS
---------------------
For the three months ended September 30, 1995, net income was $512.5 million or $0.92 per common share on 554.5 million average common shares outstanding. This represented a 104.3 percent increase in net income and a
100.0 percent increase in earnings per common share from the comparable prior year period for which net income was $250.9 million or $0.46 per common share on 549.9 million average common shares outstanding.

For the nine months ended September 30, 1995, net income was $1,594.9 million or $2.88 per common share on 553.5 million average common shares outstanding. This represented a 115.1 percent increase in net income and a
113.3 percent increase in earnings per common share from the comparable prior year period for which net income was $741.3 million or $1.35 per common share on 548.6 million average common shares outstanding.

Results for the third quarter of 1995 included an after-tax restructuring credit of $6.9 million or $0.01 per common share for net settlement gains associated with lump-sum pension payments from the nonmanagement pension plan to former employees pursuant to the work force restructuring program. Third quarter 1995 results also included an after-tax gain of $41.3 million or $0.07 per common share resulting from the exchange of minority interests in certain cellular partnerships in Indianapolis, Cleveland and Rockford for cash and additional interests in the Ameritech Detroit/Flint cellular partnership. Because of the Company's successful bid for personal communications services (PCS) licenses in Indianapolis and Cleveland, the Company was required to dispose of its cellular interests in these two markets. Results for the third quarter of 1994 included an after-tax restructuring charge of $168.2 million or $0.30 per common share for the planned reduction in its nonmanagement work force. The third quarter 1994 charge was recorded to reflect acceptance of the previously announced plan by an additional 4,000 employees over the original estimate.

Results for the nine months ended September 30, 1995 included after-tax restructuring credits of $167.0 million or $0.30 per common share related to net settlement gains associated with lump-sum payments from the nonmanagement pension plan to former employees pursuant to the work force restructuring program, as well as the after-tax gain of $41.3 million or $0.07 per common share resulting from the exchange of minority cellular interests discussed above. Results for the nine months ended September 30, 1994 included after-tax charges of $501.0 million or $0.91 per common share for the restructuring.

Excluding the above noted significant items in both years, income for the three months ended September 30, 1995 and 1994 would have been $464.3 million and $419.1 million, respectively, an increase of 10.8 percent.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

RESULTS OF OPERATIONS (cont'd.)
-------------------------------
Earnings per common share would have been $0.84 and $0.76 per common share, respectively, an increase of 10.5 percent. Income for the nine month periods ended September 30, 1995 and 1994 would have been $1,386.6 million and $1,242.3 million, respectively, an increase of 11.6 percent. Earnings per common share would have been $2.51 and $2.26 per common share, respectively, an increase of 11.1 percent.

Revenues
--------
Total revenues for the three and nine months ended September 30, 1995 increased 6.7 percent and 5.4 percent, respectively, over the comparable prior year periods to $3,381.4 million and $9,896.0 million. The increases were primarily attributable to higher network usage volumes due to access line growth, as well as volume increases in cellular services due to cellular subscriber growth. Rate reductions at the landline telephone operations partially offset these increases.
---------------------------------------------------------------------------
Local service
-------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $ 1,431.4 $ 1,348.8  $   82.6       6.1
Nine Months Ended                  4,159.2   3,989.3     169.9       4.3

The increases in local service revenues for the three and nine months ended September 30, 1995 were primarily attributable to higher network usage volumes which increased revenues by $95.5 million and $223.2 million, respectively. The increased network usage volume resulted principally from growth in the number of access lines, which increased 4.4 percent or 792,000 lines to 18,846,000 from 18,054,000 as of September 30, 1994 and greater sales of special calling features such as Call Forwarding and Caller ID. These increases were partially offset by net rate reductions of $13.4 million and $59.7 million in the three and nine month periods, respectively, primarily resulting from 1994 regulatory proceedings in Illinois, Indiana and Ohio and legislation in Wisconsin which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access
--------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Interstate
----------
  Three Months Ended             $   555.8 $   560.6  $   (4.8)     (0.9)
  Nine Months Ended                1,693.5   1,659.4      34.1       2.1

Intrastate
----------
  Three Months Ended             $   137.7 $   149.1  $  (11.4)     (7.6)
  Nine Months Ended                  419.3     468.3     (49.0)    (10.5)

The decrease in interstate network access revenues for the three months ended September 30, 1995 was primarily attributable to net rate reductions of $21.5 million, as well as one-time billing adjustments.These decreases were partially offset by increases of $32.8 million resulting from higher network usage, as well as reductions in revenue sharing accruals of $2.0 million and National Exchange Carrier Association (NECA) common line support payments of $1.6 million.

The increase in interstate network access revenues for the nine months ended September 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $105.9 million, as well as a reduction of $25.1 million in NECA common line support payments. Partially offsetting these revenue increases were net rate reductions of $74.4 million and one-time billing adjustments.

Minutes of use related to interstate calls for the three and nine months ended September 30, 1995 increased 7.7 percent and 6.8 percent, respectively, over the comparable prior year periods.

The decreases in intrastate network access revenues for the three and nine months ended September 30, 1995 were primarily due to rate reductions of $21.1 million and $68.3 million, respectively, largely resulting from regulatory proceedings or legislation in four states as previously discussed. The nine month period also includes one-time billing adjustments. Higher network usage resulted in additional revenues of $17.6 million and $36.5 million, respectively, which partially offset these decreases. Minutes of use related to intrastate calls for the three and nine months ended September 30, 1995 increased 11.2 percent and 11.3 percent, respectively, over the comparable prior year periods.
---------------------------------------------------------------------------
Long distance service
---------------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   374.2 $   369.6  $    4.6       1.2
Nine Months Ended                  1,086.4   1,096.5     (10.1)     (0.9)

The increase in long distance service revenues for the three months ended September 30, 1995 was primarily attributable to net rate increases of $3.7 million and increases of $0.6 million resulting from higher network usage.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Long distance service (cont'd)
------------------------------
The decrease in long distance service revenues for the nine months ended September 30, 1995 was primarily attributable to volume decreases of $9.9 million and the impact of the Extended Community Calling plan in Wisconsin, which reclassified portions of long distance usage to local service usage and effectively lowered long distance service revenues by $16.2 million. These decreases were partially offset by net rate increases of $12.7 million.
---------------------------------------------------------------------------
Directory, cellular and other
-----------------------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   882.3 $   741.9  $  140.4      18.9
Nine Months Ended                  2,537.6   2,174.8     362.8      16.7

The increases in directory, cellular and other revenues for the three and nine months ended September 30, 1995 were attributable to cellular revenue growth resulting from a 46.8 percent increase in subscribers from 1,140,000
at September 30, 1994, to 1,674,000 at September 30, 1995.   Paging
revenues also increased as a result of an 18.4 percent increase in subscribers from 610,000 at September 30, 1994 to 722,000 at September 30, 1995. Nonregulated service revenues, such as from inside wire maintenance, telephone set sales and PBX and system sales, as well as revenues of the security monitoring services subsidiary, acquired in December 1994, also contributed to the increases.

Operating Expenses
------------------
Total operating expenses for the three months ended September 30, 1995 decreased by $158.9 million or 5.8 percent from the prior year. The decrease was largely attributable to the work force restructuring which resulted in a credit of $10.0 million ($6.9 million after-tax) in the third quarter of 1995 related to the settlement gains previously discussed compared with the third quarter 1994 charge of $270.1 million ($168.2 million after-tax). Total operating expenses for the nine months ended September 30, 1995 decreased $824.7 million or 10.2 percent from the prior year. The decrease was largely attributable to the work force restructuring which resulted in a net credit of $266.3 million ($167.0 million after-tax) in the first nine months of 1995 related to the settlement gains previously discussed compared with the 1994 charge of $800.1 million
($501.0 million after-tax) in the nine months ended September 30, 1994.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Employee-related expenses
-------------------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   962.9 $   925.1  $   37.8       4.1
Nine Months Ended                  2,736.3   2,708.3      28.0       1.0

The increase in employee-related expenses for the three months ended September 30, 1995 was primarily attributable to higher overtime payments resulting from restructuring and wage and bonus increases of $41.7 million. The Company also incurred $20.0 million related to union signing bonuses as discussed below. Also contributing to the increase were additional salaries and wages of $24.8 million for new employees in other business units, such as the cellular operation and security monitoring subsidiary, as well as an increase in medical, dental and postretirement benefits expenses of $17.6 million. These increases were partially offset by expense savings from the effects of work force reductions of $44.4 million at the landline telephone subsidiaries, as well as a decrease of $21.9 million in other employee-related expenses, reflecting the decrease in personnel.

The increase in employee-related expenses for the nine months ended September 30, 1995 when compared to the prior year period was primarily attributable to higher overtime payments due to restructuring and wage and bonus increases of $84.8 million. Also contributing to the increase were additional salaries and wages of $61.5 million for new employees in other business units, such as the cellular operation and security monitoring subsidiary, as well as increased medical, dental and postretirement benefit expenses of $58.5 million. These increases were partially offset by expense savings from work force reductions of $162.4 million at the landline telephone subsidiaries, as well as a decrease of $14.4 million in other employee-related expenses, reflecting the decrease in personnel.

During September 1995, union agreements were ratified by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). The new contracts and wage increases were retroactive to June 25, 1995 for the IBEW and August 6, 1995 for the CWA. The contracts include basic wage increases of 10.9 percent (compounded) over three years. In addition, the contracts included a signing bonus of $500 to each eligible employee upon ratification. Both contracts address wages, benefits, employment security, training and retraining and other conditions of employment. Most of the Company's nonmanagement work force (about 65 percent of total employees) is represented by the two unions.

There were 62,252 employees at September 30, 1995, compared with 65,146 at September 30, 1994.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Depreciation and
  amortization
----------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   537.2 $   561.3  $  (24.1)     (4.3)
Nine Months Ended                  1,598.7   1,671.6     (72.9)     (4.4)

The decreases in depreciation and amortization expense for the three and nine months ended September 30, 1995 were primarily due to the cessation, in the fourth quarter of 1994, of depreciation of analog switches at the landline telephone subsidiaries in connection with the discontinuation of FAS 71 (see Note 2). These decreases were partially offset by the effects of shortened telephone plant lives, as well as increased depreciation and amortization in the Company's other business units.
---------------------------------------------------------------------------
Other operating expenses
------------------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------

Three Months Ended               $   940.1 $   831.6  $  108.5      13.0
Nine Months Ended                  2,732.4   2,453.2     279.2      11.4

The increases in other operating expenses for the three and nine months ended September 30, 1995 were largely attributable to increased contract and professional services of $39.8 million and $172.3 million, respectively, primarily for systems development and process reengineering projects. Growth-related cost of sales increases at the cellular operation, as well as cost of sales increases related to increased telephone set sales, PBX and system sales, also contributed to the increases by $32.9 million and $82.6 million, in the three and nine months ended September 30, 1995, when compared to the prior year periods. Advertising and distributor commission expenses also increased, reflecting increased marketing and sales efforts. Partially offsetting these increases were reduced access charges paid to independent telephone companies, primarily due to renegotiated contracts, as well as lower switching system software and other expenses totaling $11.3 million and $60.8 million, respectively, for the three and nine month periods.
---------------------------------------------------------------------------
Restructuring (credit) charge
-----------------------------
                                     September 30
                                     ------------                  Percent
                                    1995      1994      Change      Change
                                    ----      ----      ------      ------

Three Months Ended               $   (10.0)$   270.1  $ (280.1)      n/a
Nine Months Ended                   (266.3)    800.1  (1,066.4)      n/a

As discussed in Note 1, the Company announced in March 1994 that it intended to significantly reduce its nonmanagement work force by the end of 1995. Reduction of the work force results from implementation of

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Restructuring (credit) charge (cont'd.)
---------------------------------------
technological improvements, consolidations and initiatives to balance the Company's cost structure with emerging competition. The Company's nonmanagement work force has been reduced by 11,500 employees through September 30, 1995, although new employees have been added with different skills to accomodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities. Pretax charges totaling $800.1 million ($501.0 million after-tax) related to the work force reductions were recorded in the first nine months of 1994 including $270.1 million in the third quarter of 1994. Noncash net settlement gains of $266.3 million ($167.0 million after-tax) were recorded in the first nine months of 1995 associated primarily with lump-sum pension payments to former employees. Future settlement gains (estimated at $6.0 million) are anticipated, in the fourth quarter of 1995.

Actual employee reductions by quarter were: 1,595 in the second quarter of 1994, 2,281 in the third quarter of 1994, 5,239 in the fourth quarter of 1994, 313 in the first quarter of 1995, 870 in the second quarter of 1995 and 1,202 in the third quarter of 1995, for a total of 11,500. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $239.9 million) were met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements required contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program reduced annual employee-related costs by approximately $50,000 per departing employee. The projected savings are being partially offset by the hiring of new employees as discussed above.
---------------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   148.5 $   149.5  $   (1.0)     (0.7)
Nine Months Ended                    443.6     436.2       7.4       1.7

The decrease in taxes other than income taxes for the three months ended September 30, 1995 was primarily attributable to lower sales taxes in Ohio resulting from a change in the method of assessing the tax, as well as a decrease in capital stock tax in Illinois. These decreases were partially offset by higher property taxes.

The increase in taxes other than income taxes for the nine months ended September 30, 1995 was primarily attributable to higher property taxes, partially offset by a decrease in capital stock tax in Illinois and lower sales taxes in Ohio as previously discussed.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Income and Expenses
-------------------------
Interest expense
----------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   119.0 $   113.6  $    5.4       4.8
Nine Months Ended                    356.2     323.3      32.9      10.2

The increase in interest expense for the three months ended September 30, 1995 was attributable to higher interest of $3.2 million on long-term debt reflecting higher debt levels. Also contributing to the increase was an increase related to corporate life insurance and other programs. These increases were partially offset by a net decrease of $1.6 million in short-term interest expense reflecting lower average short-term debt levels, partially offset by higher average short-term interest rates.

The increase in interest expense for the nine months ended September 30, 1995 was attributable to higher interest of $17.2 million on long-term debt reflecting higher debt levels, as well as a net increase of $6.3 million in short-term interest expenses reflecting higher average interest rates, partially offset by lower average short-term debt levels. Also contributing to the increase was an increase related to corporate life insurance and other programs.
---------------------------------------------------------------------------
Other income, net
-----------------


                                     September 30      Change
                                     ------------      (Income)    Percent
(dollars in millions)               1995      1994     Expense      Change
---------------------               ----      ----     -------      ------
Three Months Ended               $  (112.4)$   (41.4) $  (71.0)     171.5
Nine Months Ended                   (181.0)   (104.0)    (77.0)      74.0

Other income, net includes equity earnings, interest income and other nonoperating items. Other income, net for the three and nine months ended September 30, 1995 increased over the prior year due primarily to a gain of $65.8 million ($41.3 million after-tax) from the previously discussed exchange of minority interests in certain cellular partnerships.
---------------------------------------------------------------------------
Income taxes
------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   283.6 $   109.3  $  174.3      159.5
Nine Months Ended                    881.2     358.3     522.9      145.9

The increase in income taxes in each period was primarily attributable to the previously discussed increases in pretax earnings.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


FINANCIAL CONDITION AND OTHER MATTERS
-------------------------------------
Capital expenditures
--------------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   563.6 $   448.6  $  115.0      25.6
Nine Months Ended                  1,368.7   1,342.8      25.9       1.9

The increases in capital expenditures for the three and nine months ended September 30, 1995 relate primarily to higher capital expenditures at the landline telephone subsidiaries to accommodate growth, as well as at the security monitoring services subsidiary and in cable television and long distance operations.
---------------------------------------------------------------------------
Dividends declared
-------------------
                                     September 30
                                     ------------      Increase    Percent
(dollars in millions)               1995      1994     (Decrease)   Change
---------------------               ----      ----     ----------   ------
Three Months Ended               $   277.1 $   264.2  $   12.9       4.9
Nine Months Ended                    830.5     790.7      39.8       5.0

On September 20, 1995, the Board of Directors declared a quarterly dividend of $0.50 per common share, a 4.2 percent increase over the $0.48 per average common share declared in the same quarter in the prior year.
---------------------------------------------------------------------------
Debt ratio
----------
The debt ratio was 47.7 percent as of September 30, 1995, compared with
51.2 percent as of December 31, 1994. The decrease can be attributed primarily to increased reinvested earnings.
---------------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the nine months ended September 30 was 7.01 in 1995 and 3.97 in 1994. The ratio in 1995 was favorably affected by a credit of $266.3 million for work force restructuring, as well as a gain of $65.8 million related to the exchange of certain cellular minority interests (see prior discussion of these items). The ratio in 1994 was adversely affected by a $800.1 million charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove these effects, the ratio is more indicative of the Company's ability to meet its debt funding requirements.

Form 10-Q Part I

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Interstate access rate reduction
--------------------------------
On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. As a result, the total annual reduction in prices that Ameritech charges long distance companies for local network connections increased to $100.4 million effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $42.7 million, which represents an increase of $15.1 million over the 1995 reduction otherwise required under the FCC's interim price cap rules.
---------------------------------------------------------------------------
Security monitoring company acquisition
----------------------------------------
In October 1995, the Company completed the acquisition of The National Guardian Corporation, a security monitoring business with 1994 revenues of about $215 million.
---------------------------------------------------------------------------
New accounting pronouncement
----------------------------
The Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation," on October 23, 1995. The new accounting standard will require the Company to value all stock-based compensation based on the estimated fair market value at the grant date and spread the deemed cost over the vesting period. The standard permits a choice of whether to charge operations or disclose the calculated cost as proforma information. The new standard requires disclosure, beginning in 1996, of the deemed cost effective with 1995 grants. The Company has not yet quantified its cost or determined its method of adoption under the new standard.

Form 10-Q Part II

                  AMERITECH CORPORATION AND SUBSIDIARIES

Part II - Other Information
----------------------------
Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

(a)       Exhibits:
          --------
          12 Computation of ratio of earnings to fixed charges for the nine months ended September 30, 1995 and 1994.

          27   Financial Data Schedule.

(b)       Reports on Form 8-K:
          --------------------
          On October 17, 1995, a Current Report on Form 8-K dated
          October 16, 1995 was filed under Item 5, Other Events, to report Ameritech's earnings for the third quarter 1995.

Form 10-Q Part II
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Ameritech Corporation




Date:  November 13, 1995                     By  /s/ Betty F. Elliott
                                              ----------------------
                                            Betty F. Elliott
                                            Vice President and Comptroller

                                            (Principal Accounting Officer)

                                                                 EXHIBIT 12
                  AMERITECH CORPORATION AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                          (Dollars in Millions)
                                                       Nine Months Ended
                                                         September 30
                                                       1995         1994
EARNINGS
--------
Income before interest and income taxes..........  $ 2,841.3    $ 1,432.9
Preferred dividends of subsidiary (4)............        7.0         --
Portion of rent expense representing
  interest.....................................         44.4         44.0
Michigan Single Business tax.....................       29.7         22.1
                                                   ---------    ---------
Total earnings (1) (2) (3) ....................... $ 2,922.4    $ 1,499.0
                                                   ---------    ---------
FIXED CHARGES
-------------
Interest cost....................................  $   365.2    $   333.3
Preferred dividends of subsidiary................        7.0         --
Portion of rent expense representing
  interest expense.............................         44.4         44.0
                                                   ---------    ---------
Total fixed charges..............................  $   416.6    $   377.3
                                                   ---------    ---------
Ratio of earnings to fixed charges...............       7.01         3.97
                                                        ====         ====
------------------
(1) The results for the first nine months of 1995 reflect a $266.3 million pretax credit primarily from settlement gains resulting from lump sum pension payments to former employees who left the business in the nonmanagement work force restructuring, as well as a gain of $65.8 million related to the exchange of certain cellular minority interests. Results for the first nine months of 1994 reflect a $800.1 million pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(2) Earnings represent income before income taxes and fixed charges. Since the Michigan Single Business Tax (the Tax) and rental expense have been deducted to arrive at income before interest and income taxes, the Tax and the one-third portion of rental expense considered to be fixed charges are added back.

(3) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates since the effect on an annual basis is not significant.

(4) For purposes of the above computation, the preferred stock dividend requirement of a subsidiary has been increased to an amount representing the pretax earnings which would be required to cover the dividend requirements.