Form 10-K405
period 1995-12-31
AMERITECH CORP /DE/
filed 1996-03-13
CIK 732715

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1995

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8612

                             AMERITECH CORPORATION

        A DELAWARE CORPORATION                       36-3251481
                                                 I.R.S. EMPLOYER NO.

                             30 SOUTH WACKER DRIVE
                            CHICAGO, ILLINOIS 60606
                        TELEPHONE NUMBER 1-800-257-0902

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

  Based on the average sales price on February 29, 1996, the aggregate market value of the voting stock held by nonaffiliates was $31,804,315,603.

  At February 29, 1996, 555,533,897 common shares and preference stock purchase rights were outstanding.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the registrant's annual report to security holders for the year ended December 31, 1995 (Part II).

  (2) Portions of the registrant's definitive proxy statement dated March 1, 1996 issued in connection with the annual meeting of shareowners (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I
 ITEM                                                                      PAGE
 ----                                                                      ----
  1.  Business...........................................................    1
  2.  Properties.........................................................   14
  3.  Legal Proceedings..................................................   14
  4.  Submission of Matters to a Vote of Security Holders................   15
      Executive Officers.................................................   15
                                    PART II
      Market for Registrant's Common Equity and Related Stockholder
  5.  Matters............................................................   16
  6.  Selected Financial and Operating Data..............................   16
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................   16
  8.  Financial Statements and Supplementary Data........................   16
      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure...............................................   16
                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   17
 11.  Executive Compensation.............................................   17
 12.  Security Ownership of Certain Beneficial Owners and Management.....   17
 13.  Certain Relationships and Related Transactions.....................   17
                                    PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   17

                                    PART I

ITEM 1. BUSINESS.

THE COMPANY

  Ameritech Corporation (Ameritech or the Company), a holding company incorporated in 1983 under the laws of the State of Delaware, has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 1-800-257-0902). The Company is a leading supplier of full-service communications and creator of advanced information, entertainment and interactive services for homes, businesses and governments around the world.

  Ameritech operates its business within the framework of customer-specific business units delivering specialized services to various categories of customers, each with unique requirements. The functions of the business units, which include consumer, business, cellular, advertising and leasing services, as well as services provided to other companies in the communications industry, overlap the legal entities which form the infrastructure of the Company. The products and services of all the companies are marketed under the "Ameritech" brand identity, but the Company's five landline communications subsidiaries remain responsible within their respective service areas for providing telephone and other communications services, subject to regulation by the Federal Communications Commission (FCC) and the respective public service commissions in Illinois, Indiana, Michigan, Ohio and Wisconsin. In 1995, Ameritech further aligned its business unit and legal entity structure into three sectors: communications and information products, consumer and business services and worldwide network systems, to sharpen its strategic focus and to better position the Company to serve customers and meet the competition.

OPERATIONS UNDER LINE-OF-BUSINESS RESTRICTIONS

  Until a new telecommunications law came into effect in February 1996, the operations of Ameritech and its subsidiaries were subject to the requirements of a consent decree entitled "Modification of Final Judgment" (Consent Decree) approved by the United States District Court for the District of Columbia (Court) in August 1982. The Consent Decree arose out of antitrust litigation brought by the Department of Justice (DOJ) and required AT&T Corp. (AT&T), formerly named American Telephone and Telegraph Company, to divest those assets relating to exchange telecommunications, exchange access functions, printed directories and cellular communications. The Consent Decree, together with the Court-approved Plan of Reorganization (Plan), outlined the method of divestiture and established restrictions on the post-divestiture activities of the seven regional holding companies (RHCs), including Ameritech, formed to receive AT&T's divested assets. Effective January 1, 1984, AT&T transferred to Ameritech its 100% ownership of the exchange telecommunications, exchange access and printed directory advertising portions of Illinois Bell Telephone Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (referred to collectively as the "Ameritech landline communications subsidiaries"), as well as a cellular communications company.

  The Consent Decree, as originally approved, prohibited the RHCs from providing long distance communications services or information services, manufacturing telecommunications equipment, or providing any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the RHCs to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

  Over time, the Court granted waivers to the RHCs to engage in otherwise prohibited lines of business upon a showing to the Court that there was no substantial possibility that the company could use its monopoly power to impede competition in the market it sought to enter. In decisions handed down in September 1987 and March 1988, the Court continued prohibitions relating to equipment manufacturing and long distance services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses. In July 1991, the Court lifted the information services ban, but stayed the effect of the decision pending outcome of the appeals process. Soon after, the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the RHCs to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

  In April 1995, the Court opened the long distance market to the RHCs, allowing them to offer long distance cellular and other wireless services on the condition that they demonstrate measurable competition in their own markets. The ruling allowed the RHCs to resell long distance services provided by long distance carriers and handle all marketing, billing and discounts, but imposed a number of conditions which were recently superseded by new legislation.

  On February 8, 1996, the first comprehensive overhaul of telecommunications legislation in 62 years was signed into law, removing barriers that prevented the phone, cable TV and broadcast industries from entering each others businesses. The Telecommunications Act of 1996 addresses various aspects of competition within, and regulation of, the communications industry. Among other things, the new law defines the conditions under which Ameritech and the other RHCs may offer long distance service and provides certain mechanisms intended to facilitate local exchange competition. The new law removes the Consent Decree, lifting many prohibitions imposed by the Court, and gives the FCC responsibility for making new rules governing telephone service. One rule-making function of the FCC is to determine when the local exchange carriers have met a 14-step competition test that will allow them to offer long distance service to their local customers. For the RHCs, immediate relief under the new law includes permission to provide cellular long distance, in and out of region, out of region landline long distance and certain other incidental long distance services. The law eliminates any barriers to companies wishing to compete against providers of local phone service.

AMERITECH'S FULL SERVICE COMMUNICATIONS BUSINESS

 Landline Communications Services

  Ameritech furnishes a wide variety of advanced communications services, including local exchange and toll service, network access and communications products, to approximately 13 million business, residential and communications company customers in an operating area comprised of 37 Local Access and Transport Areas (LATAs) in Illinois, Indiana, Michigan, Ohio and Wisconsin. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which each Ameritech landline communications company may provide telephone service. The companies provide two basic types of communications services. First, they transport communications traffic between a subscriber's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport). Second, they provide exchange access service, which links a subscriber's telephone or other equipment to the network of transmission facilities of long distance carriers, which in turn provide communications service between LATAs (interLATA, or long distance, service). Some sizable areas within the states in which Ameritech operates are served by nonaffiliated telephone companies. Ameritech does not furnish local service in the areas served by such companies.

  The Company provides directory assistance, local and toll operator services, including collect calls, third number billing, person-to-person and calling card calls, and offers such digital network services as voice-mail, on-line database access and fax messaging, document sharing functions, and video-conferencing for desktop computers.

  Ameritech also provides billing and collection services for several companies, including billing for long distance services offered by certain long distance carriers, some of which began billing their own customers in 1996. It is not possible for the Company to estimate the impact of this change on future billing and collection revenues due to the uncertainty as to the number of customers affected, the timing of the billing changeovers and the degree of acceptance by customers.

  As of December 31, 1995, 81% of Ameritech's customer lines were served by digital switches and virtually all its lines had been converted to equal access. In addition, the Company had installed 1.1 million strand miles of fiber-optic cable. The number of customer access lines in the Ameritech region increased by a record 4.5%, from 18.2 million at December 31, 1994 to 19.1 million at December 31, 1995, primarily the result of second line additions as residential customers installed fax machines, modems and other equipment. Business lines grew 7.2% from 5.8 million to 6.2 million and residential lines increased 3.1% from 11.9 million to 12.3 million. Productivity increased 10% to 373 access lines in service per landline communications company employee, making Ameritech the most productive of the RHCs.

  The following table sets forth the number of access lines served by Ameritech at the end of each of the last five years:

                            ACCESS LINES IN SERVICE
                                 (IN THOUSANDS)

                                               1995   1994   1993   1992   1991
                                              ------ ------ ------ ------ ------
Illinois.....................................  6,258  5,983  5,763  5,586  5,460
Indiana......................................  2,018  1,924  1,855  1,770  1,711
Michigan.....................................  4,979  4,747  4,563  4,431  4,314
Ohio.........................................  3,754  3,609  3,481  3,380  3,314
Wisconsin....................................  2,048  1,976  1,898  1,834  1,785
Total lines.................................. 19,057 18,239 17,560 17,001 16,584
% increase over prior year...................    4.5    3.9    3.3    2.5    1.9

CELLULAR AND OTHER WIRELESS SERVICES

  Ameritech provides cellular and other wireless communications to nearly 1.9 million cellular subscribers in Illinois, Indiana, Michigan, Missouri, Ohio and Wisconsin. Ameritech's cellular business is operated through wholly owned subsidiaries which are either general or limited partners of partnerships holding FCC licenses and providing cellular service in the licensed service area. In 1995, the Company added about 600,000 cellular customers to its base, a 46% increase over the prior year. In 1996, Ameritech plans to introduce digital cellular service in the Chicago area. Upon passage of the new telecommunications law in 1996, the Company began offering long distance service to its cellular customers in Illinois, northwest Indiana, Michigan, Ohio, Wisconsin and Missouri.

  Subscribers to Ameritech's international wireless joint ventures increased in 1995 to 837,000, more than three times the customer base a year earlier. Ameritech has formed strategic cellular partnerships in Poland, Norway and China and has investments in other cellular providers, discussed in the section on International Growth Opportunities.

  The development of the information age has caused an explosion in the market for managing, storing, processing and using information. Consequently, the requirement of the network to transport data, in addition to voice messages, is rapidly increasing. Ameritech's wireless data solutions help mobile workers respond to their customers faster by enabling such workers to access computer information at the office, send in information or check a database.

  The Company was the first cellular carrier in the country to offer its customers the ability to use cellular phones in both North America and Europe. In North America, Ameritech provides national reach to cellular customers through affiliation with MobileLink, a group of 15 leading cellular companies serving nearly 85% of the U.S. and Canadian population. The Ameritech Cellular International Network employs the Global System for Mobile Communications
(GSM), an accepted standard for digital cellular communication. A customer traveling overseas can make and take calls on a cellular phone much the same as he or she does domestically. The service can be used in Europe or anywhere GSM technology is available.

  The Company currently provides local and nationwide paging services to customers using approximately 750,000 paging units in Illinois, Indiana, Michigan, Missouri, Minnesota, Ohio and Wisconsin, an 18% increase over 1994. In 1994, Ameritech won the narrowband personal communications services (PCS) regional license to offer two-way paging in the Midwest. The Company plans to offer 2-way paging to customers regionwide beginning in 1997. The return paging channel will allow users of two-way pagers to acknowledge a page and, eventually, to provide a detailed response.

  In 1995, Ameritech acquired broadband PCS licenses in the Cleveland and Indianapolis major trading areas. These licenses cover almost 8 million potential customers and will provide an effective complement to the Company's existing cellular and landline networks. Ameritech is currently offering wireless services to customers in Indianapolis and Cleveland through reselling agreements and plans to provide facility-based services beginning in 1997.

 Directories and Electronic Advertising Services

  Ameritech provides directory and electronic advertising opportunities to local, regional and national businesses throughout the Great Lakes region and serves as an advertising and marketing consultant. The Company publishes more than 430 Ameritech PagesPlus(R) white and yellow pages directories in Indiana, Wisconsin, Ohio and Michigan and, in partnership with Donnelley Directory, in Illinois and northwestern Indiana, with a total distribution of over 41 million. Utilizing audiotex technology, Custom Connect(TM) audiotex, available 24 hours a day, 7 days a week, provides consumers and advertisers with a wide range of information opportunities accessible through special phone numbers. Consumers can call for up-to-date information including news, sports and weather, as well as information about specific products or services. Advertisers can provide consumers with updated messages about their businesses, such as sales, discounts and special hours.

  Ameritech is assessing the role it will play in the emerging world of the Internet and is currently developing products and services that will include new content, add leverage to its present content investments and complement Ameritech's existing product lines.

 Leasing

  Ameritech has provided competitive, value-added financing to approximately 5,000 customers in all 50 states, primarily large and medium-sized businesses and governmental units. The Company has financed more than $1.3 billion worth of equipment and services since 1984.

NEW SERVICES

  Ameritech is developing other products and services to keep up with the accelerating pace of fast-growing communications markets.

 Cable TV

  One year after receiving permission from the FCC to use video dialtone to transport movies and other video programming to customers' homes, Ameritech took alternate steps to provide that service. In the face of regulatory uncertainty over interpretation of video dialtone rules, Ameritech became the first RHC to enter the video business as a cable TV provider. Rather than deploy integrated facilities, Ameritech created a separate subsidiary to build a state-of-the-art two-way video system and develop content. The Company has secured ten franchise agreements and has initiated discussions with more than 30 other communities in the Chicago, Detroit, Milwaukee, Cleveland and Columbus areas.

  Ameritech, GTE Corporation, The Walt Disney Company, BellSouth Corporation and SBC Corporation are equal partners in a venture designed to develop, acquire, package and market traditional and interactive video programming to millions of consumers nationwide. The Los Angeles-based joint venture, called Americast, is being funded collectively by the partners with $500 million over a five-year period. Americast's combined reach encompasses some 68 million access lines in 33 states, including some of the fastest growing regions of the nation. Key potential markets include Atlanta, Chicago, Cleveland, Columbus, Dallas, Detroit, Houston, Los Angeles, Miami, Raleigh/Durham, Seattle, St. Louis, Tampa/St. Petersburg and a large portion of southern California. Initially, the americast(TM) package of programming delivered by Ameritech will be a comprehensive offering of 80 to 90 channels which could expand to include several hundred channels in the next few years. The venture plans to develop a navigator, software that creates an on-screen viewing environment, to allow customers to access these services with ease. Ameritech plans to begin offering services to consumers in selected areas in 1996.

  While Federal regulations initially prevented the Company from providing its own programming, the U.S. Supreme Court heard the information age debate on whether or not local exchange carriers have a free-speech right to offer cable television programming in their own service areas. Congress decided the issue first. The new telecommunications law reaffirmed Ameritech's authority to enter the video marketplace as either a cable TV provider or as a common carrier platform provider. As a result, the Company continues its aggressive plans to bring consumers a choice in cable TV.

 Security Monitoring

  In 1995, Ameritech expanded its presence in the high-growth security monitoring business by completing the acquisition of The National Guardian Corporation, headquartered in Greenwich, Connecticut. This strategic move, together with last year's purchase of SecurityLink, expanded Ameritech's portfolio of interactive services and ranks the Company, with 340,000 customers coast to coast, as the second largest provider in the United States.

  Under the new telecommunications law, Ameritech is prohibited from acquiring additional equity in alarm monitoring firms for five years. Other RHCs are barred from entry into the business for five years from the date of enactment of the law.

 Long Distance Services

  When Ameritech first unveiled its Customers First plan in 1993, becoming the first company in the U.S. communications industry to voluntarily offer to open its local network to competitors, it sought regionwide freedom to compete in both its existing businesses and long distance services. In exchange, to facilitate competition in the local exchange business, the Company would allow other service providers to purchase components of its network and to repackage them with their own services for resale. Ameritech proposed to change the way local communications services are provided and regulated and to furnish a policy framework for advanced universal access to modern communications services--voice, data and video information. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for long distance service. In 1995, the Company sought permission to enter the interLATA market on a trial basis in Chicago and Grand Rapids, Michigan, in order to demonstrate conclusively the substantial customer and economic benefits of full competition.

  Much of the detailed language of the new telecommunications law was based on Ameritech's plan. Under the law, Ameritech and the other RHCs must comply with a checklist to ensure competition before they can offer long distance service to their local landline customers. The FCC will determine whether or not an RHC's entry into the long distance market serves the public interest. An RHC is restricted from providing long distance service until a competitor provides local phone service to its residential and business customers. The FCC will have to give substantial weight to DOJ recommendations in reviewing RHC entry into the market. In preparation, the Company has signed and is currently negotiating local network resale agreements with companies planning to offer local exchange service in 1996, giving Ameritech a lead in complying with the competition checklist. The Company expects to offer landline long distance service in its five-state region in early 1997 beginning in Illinois and Michigan.

  Under the law, Ameritech and the other RHCs were allowed to provide long distance service immediately to their cellular customers, regardless of location. The Company is currently offering long distance service to its cellular customers in Illinois, northwest Indiana, Michigan, Ohio, Wisconsin and Missouri.

 Electronic Commerce

  Ameritech has invested $472.5 million in GE Information Services (GEIS), a wholly owned subsidiary of General Electric Company (GE) and a leader in the global electronic commerce market. Electronic commerce links companies and internal organizations to each other and to customers, suppliers, banks, financial services providers and distributors in virtual electronic trading communities to simplify day-to-day transactions. Typical electronic commerce applications involve order entry and processing, invoicing, electronic payment, inventory management, cargo tracking, E-mail, electronic catalogs and point-of-sale data gathering. Presently, GEIS serves 40,000 customers worldwide. Ameritech's investment in GEIS is in the form of a four-year interest bearing convertible debenture which, when certain legal restrictions are removed, converts into a 30% equity interest in GEIS. The debenture has been guaranteed as to repayment by GE. The debenture is due on May 2, 1998 and may be extended by Ameritech by one year under certain circumstances. In 1995, GEIS agreed to provide MATAV, the primary telecommunications provider in Hungary and in which Ameritech owns an interest (see International Growth Opportunities), with electric data interchange technology, thus enabling MATAV to offer its business and government sector customers enhanced information management capabilities.

 On-Line Services

  Ameritech is pursuing alliances and partnerships that will position the Company as a key participant in the emerging interactive video industry, exploring a variety of services with many different suppliers of traditional cable TV offerings, video-on-demand, home health care, interactive educational courses, distance learning, interactive games and shopping and other entertainment and information services.

  Ameritech has invested in Peapod, an interactive home grocery shopping and delivery service. Using a personal computer, more than 14,300 customers in the Chicago and San Francisco areas can choose from thousands of grocery items and schedule home delivery at their convenience. In 1995, Peapod expanded service by 30%.

  The Company has invested in two more companies planning to revolutionize the way consumers select and purchase entertainment and educational products. The Company holds an approximate 20% interest in MN Interactive, Inc. which uses on-line links, CD-ROM, dial-up connections and voice mail to provide music previewing, ordering and delivery of the latest music CDs from the libraries of major and independent record producers. MusicNet(TM), MNI's flagship product, is a personalized, interactive music previewing and shopping service available on CD-ROM, telephone and, soon, through the Internet. The Company also has an equity investment in KidSoft, LLC, the leading brand for quality educational software for kids through on-line and retail channels. Ameritech plans to offer specialized versions of MNI's and KidSoft's services through its future on-line and broadband service offerings.

  Random House and Ameritech each own more than 40% of Worldview Systems Corporation, the leading supplier of electronic travel and entertainment information, with the remainder held by the firm's management team. The company's product, Fodor's Worldview Travel Update, offers customers, by fax, on-line information services or mail, time-sensitive destination information that complements Fodor's extensive catalogue of printed guidebooks. Through Travelocity (SM), a new Internet service, customers can make reservations, buy tickets, access entertainment information and buy travel guides on-line.

  Over 2,000 doctors, hospitals, pharmacies, laboratories, employers and others in the health care industry use Ameritech health information networks to share clinical, demographic, financial and claims data. Patients and providers benefit from timely and improved communication, less paperwork, reduced administrative overhead and ease of access. In Wisconsin, in partnership with Aurora Health Care of Milwaukee, Ameritech developed the Wisconsin Health Information Network, recognized by the industry as the only proven, functional community network in the nation. The Company has expanded into other U.S. markets with solutions that incorporate networking and strategic applications.

  CivicLink (SM), an innovative service that offers on-line access to publicly available court records and legal documents, is a product introduced by a joint venture between Ameritech and British Columbia Systems Corporation (BC Systems), a Crown corporation of the Province of British Columbia, Canada. Without replacing the usual method of accessing court information, CivicLink streamlines the process assuring up-to-date information and saving the public time and effort. CivicLink is currently in operation in Marion County, Indiana, Prince George's County, Maryland and Los Angeles County, California. Service is expected to be available in DuPage County, Illinois in April 1996, followed by Kane, DeKalb and Kendall Counties, also in Illinois.

 Distance Learning

  Distance learning employs interactive video, fax machines, electronic blackboards and other forms of information delivery to enable teachers and students in a classroom to share lessons and discussions with students and teachers in distant locations. Ameritech has built interactive distance learning networks throughout the Midwest. The benefits extend far beyond remedying the disadvantages of the rural classroom. Distance learning links geographically dispersed university campuses and connects secondary schools with institutions of higher learning, broadening the students' learning experiences.

 Library Services

  Library automation is also breaking the constraints of time and space. Ameritech Library Services offers access to the world's greatest research collections through a full range of automated library management systems, as well as products that provide access to information databases and networks, creating virtual libraries which potentially can encompass huge bodies of knowledge. Ameritech is the worldwide leader in this business, supporting over 3,700 libraries throughout the United States and in 31 other countries. Customers include the New York Public Library, Microsoft Corporation, Yale and Harvard universities, The Smithsonian Institute and The Library of Congress.

 Managed Services

  In 1995, Ameritech and IBM Corporation formed an alliance that establishes the companies as leaders in the fast-growing $30 billion desktop computing and communications market. The companies will jointly market integrated voice, data and video managed desktop services for businesses, providing customers with a single point of contact for managing every aspect of desktop-based communications and computing systems, including personal computers, software, telephones, videoconferencing, PBXs, local area networks and more. The venture will establish a 24-hour customer service facility to provide technical and consulting support for these services. The center, which will deliver single help desk capability currently unavailable from any other provider, will be built at a site within the Ameritech region.

  Williams Telecommunications Systems, Inc. (WilTel) has entered into an agreement with Ameritech under which the companies will provide managed services for each others' business customers in certain markets across the United States. WilTel's nationwide resources will provide additional assistance to the Company in immediately meeting the growing managed services requirements of Ameritech's customers on a consistent and efficient basis.

INTERNATIONAL GROWTH OPPORTUNITIES

  Beginning in 1990, Ameritech has made international investments in such markets as Germany, New Zealand, Hungary, Poland, and Norway, and has established offices in China and Belgium. Foreign investments will grow to nearly $4 billion in value in 1996, including a pending investment in Belgium. The Company expects to continue to pursue opportunities for global expansion.

  The Company has invested in two of the world's largest privatizations, in New Zealand and Hungary, and will invest in a third in Belgium in 1996. In 1990, Ameritech and Bell Atlantic Corporation (Bell Atlantic) purchased Telecom Corporation of New Zealand Limited (New Zealand Telecom), New Zealand's state-owned principal supplier of domestic and international communications services, including local, long distance, cellular, satellite TV and directory services, serving 1.8 million customer lines and 344,000 cellular customers. After public offerings and private sales of the stock of New Zealand Telecom required by the government at the time of the acquisition, Ameritech and Bell Atlantic each have a 24.8% interest in the company. During 1995, New Zealand Telecom boosted its profits by 16%.

  Since 1993, Ameritech and its German partner, Deutsche Telekom AG (Deutsche Telekom), Europe's largest communications carrier, have had an investment in MATAV, the Hungarian telecommunications company. In 1995, MagyarCom, the alliance between Ameritech and Deutsche Telekom, increased its investment from 30% to 67% of the company. The Hungarian government owns most of the remaining 33%. MATAV is the principal provider of local, long distance and international telephone service and the controlling shareowner in a cellular venture using GSM digital technology. MATAV has approximately 1.8 million access lines in a country of 10.5 million people. With hundreds of thousands of customers on the waiting list, MATAV plans to increase the number of lines in service 15.5% in 1996 with a goal of 3 million lines in service by the year 2000.

  In 1995, Ameritech and its consortium partners, Tele Danmark A/S and Singapore Telecommunications Limited (Singapore Telecom) were selected as strategic partner for Belgacom S.A., the national telecommunications operator in Belgium. The consortium will pay approximately $2.5 billion for a 49.9%. interest in Belgacom--Belgium's largest single investment by an American company and its largest commercial transaction. Ameritech will have a 35% consortium share, or about 17.5% of Belgacom. Closing with the Belgian government is scheduled for the first quarter of 1996.

  Since 1992, another Ameritech consortium has operated an analog cellular system, Centertel, in Poland. Ameritech and France Telecom, in partnership with Telekomunikacja Polska S.A., Poland's state-owned telephone company, created the joint venture, Polska Telefonia Komorkowa (PTK), to build the nationwide cellular system. Telekomunikacja Polska owns 51% of the joint venture, with Ameritech and France Telecom holding equal shares of the remainder. Centertel provides service to approximately 75,000 of the 36 million people in Poland, in all major cities and along all major highways. The Company is currently involved in arbitration with the government of Poland over the government's failure to award a GSM digital cellular license to Ameritech as agreed in the 1992 contract.

  Since 1993, Ameritech and its partners in NetCom GSM have provided digital cellular service in Norway. In 1992, Ameritech and Singapore Telecom acquired an equal interest in NetCom totaling an effective 49.9%. Their agreement with NetCom includes a management service contract under which Ameritech and Singapore Telecom provide their skills and expertise in operating the system. In 1995, NetCom tripled its customer base to 235,000 customers. Nationwide coverage by the NetCom system is expected within two years. Analysts estimate that the usage of GSM service in Norway could be extended to 700,000 Norwegian customers over the next decade. At 20%, Norway has the highest per capita use of cellular telephones in the world.

  As a result of a 1995 acquisition, "Wer liefert was?" (Who supplies what?), Ameritech's business purchasing guide publisher in Europe, now produces and distributes business-to-business directories to over 70,000 customers in Germany, Austria, Switzerland, Belgium, Luxembourg, the Netherlands, the Czech Republic, Croatia, Slovakia and Solenia. "Wer liefert was?" is a market leader with the ability to provide current information on more than 200,000 companies in printed book form, on CD-ROM and on-line. Ameritech owns 100% of "Wer liefert was?," purchased by the Company in 1990.

  In 1995, Ameritech opened an office in Beijing and announced a 25-year joint venture with China Communications System Company Ltd. (Chinacom), a communications systems and engineering company, to assist the People's Republic of China in the development of its telecommunications sector. The joint venture, Ameritech's first in China, and Chinacom's first with a U.S. communications company, will provide funding, advanced communications technology and management consulting to assist China in achieving its telecommunications development goals. The venture initially will build a GSM cellular telephone and wireline switched telephone network for Taiyuan, the capital of Shanxi province. Upon completion, China Unicom, an authorized carrier, will operate the network. Chinese law officially prohibits foreign entities from operating communications networks in China. However, there are indications that the law may change in the future.

 Other Business Interests

  Ameritech, in an arrangement with Household International, Inc. (Household), offers a no fee, dual-purpose credit card and calling card, the Ameritech Complete (SM) Card. The Complete Card is offered as either a Visa or MasterCard. Consumers may use the card to charge telephone calls as well as goods and services. The Complete Card has no annual fee and competitive interest rates, a 10% cash back offer from Household for all calling card calls made by dialing "0" plus the telephone number, and a second cash back feature on credit card purchases of up to 1% with no limit on how much cash can be earned. Under the arrangement between the companies, Household owns and finances the credit card receivables and Ameritech funds certain marketing expenses. Since its introduction in 1991, the Complete Card has attracted nearly one million cardholders and membership has grown by 25% annually.

  In April 1995, the RHCs announced plans to sell their jointly owned research arm, Bell Communications Research, Inc. (Bellcore). Ameritech owns an equal one-seventh interest in the company. Bellcore furnishes the RHCs with technical support, such as applied research, network planning, engineering and software development. Bellcore has served as a central point of contact for coordinating the efforts of the RHCs in meeting national security and emergency preparedness requirements of the Federal government. A final decision regarding disposition of the RHC interests in Bellcore will be subject to unanimous agreement on the structure of the transaction and obtaining necessary regulatory approvals. Bellcore, based in Morristown, New Jersey, has about 6,100 employees and annual revenue of about $1 billion.

REGULATORY ENVIRONMENT--FEDERAL

  The Ameritech landline communications subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and nonregulated services, and the principles and standard procedures (separations procedures) used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities.

 Access Services

  Ameritech provides access services that allow long distance carriers and other companies to originate and terminate interstate and intrastate communications services using the facilities of the Company. Access charges, which recover the Company's costs associated with such facilities, consist primarily of three types: common line, traffic sensitive and trunking.

  Common line charges are recovered through separate charges applied to end users (monthly subscriber line charges) and long distance carriers. The FCC has authorized subscriber line charges of up to $3.50 per access line per month for residential and single line business customers and up to $6.00 per access line per month for multiple line business customers. The remaining portion of the interstate common line revenue requirement is recovered by means of usage-based long distance carrier common line charges.

  Traffic sensitive charges are usage-based charges billed to long distance carriers which are associated with central office switching facilities used in the provision of access services and cable and wire facilities that connect customers through common facilities from the Company's end office, where switching occurs, to the serving wire center, where access is provided.

  Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic through dedicated facilities from the Company's end office where switching occurs to the serving wire center (including the entrance facilities to the long distance carrier) where access is provided. Trunking services associated with special access handle the transmission of interstate private line services using dedicated facilities between any two customer-designated premises or between a customer-designated premise and an Ameritech end office where multiplexing, the transmission of two or more signals over a single channel, occurs. Trunking charges are fixed monthly charges per access line which in certain cases involve a distance element associated with the dedicated facilities used to provide the trunking service.

  In 1994, the FCC initiated its review of interstate price cap regulation initially adopted effective January 1, 1991. The FCC's price cap regulatory scheme sets maximum limits on the prices that local exchange carriers can charge for access services. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. Local exchange carriers under price caps have increased flexibility to change prices of existing services within the common line, traffic sensitive and trunking access revenue categories, as well as for interexchange (interstate intraLATA) and video dial tone service offerings. In March 1995, the FCC adopted changes to its price cap plan to be effective August 1, 1995. The new rules include changes to the measure of inflation, the introduction of new productivity factor options and changes in the definition of other costs which may be included in the price cap formula. Under the new rules, local exchange carriers can annually elect one of three productivity factors: 4.0%, 4.7% or 5.3%. Ameritech's election of the 5.3% productivity factor allowed the Company to retain all of its earnings, whereas election of a lower factor would require earnings to be shared with customers. Concurrently, Ameritech filed a waiver request with the FCC to make an additional downward adjustment of its indices to apply the 5.3% productivity factor retroactively to January 1, 1995.

OTHER MATTERS

  In 1995, the FCC set new rules for allowing foreign companies into the U.S. communications market. U.S. companies' access to foreign markets will now be a key factor in deciding whether firms from those countries can offer international calls from the U.S. According to the FCC, approximately 91% of foreign markets are currently closed to competition, about 7% have limited competition and 2% are open to competition.

REGULATORY ENVIRONMENT--STATE

  The Ameritech landline communications subsidiaries are also subject to regulation by state commissions with respect to certain intrastate rates and services and other matters.

 Illinois

  In May 1992, legislation permitting new forms of regulation was passed by the Illinois General Assembly. The new law enabled the Illinois Commerce Commission (ICC) to approve alternative regulation of any type, subject to explicit policy goals.

  In October 1994, the ICC largely approved Ameritech's Advantage Illinois initiative. The ICC order called for an immediate rate reduction of $93.2 million on specified services and set a five-year cap at current levels on basic residential service rates and residential usage rates. Under the plan, noncompetitive services are assigned to one of four service categories and price changes are based on a formula which considers inflation, a service/quality factor, a productivity offset and a factor to allow for costs which are outside the Company's control. Additional pricing flexibility continues to be available for competitive services. The plan also ends the ICC's oversight of the Company's intrastate depreciation rates. The Company made a $3 billion infrastructure commitment over a five year period. Ameritech has appealed this order on several bases, including implementation of $51 million in rate reductions based on revenues imputed for directory publication. Other parties have also appealed the Commission's decision.

  In May 1995, the Company filed tariffs with the ICC to implement the Company's Customers First Plan to open its local network to competitors. In August, the Company filed tariffs to allow customers beginning in April 1996 to choose an alternate long distance carrier for intraLATA toll calls by dialing 1 before the regular phone number (1+ capability).

 Indiana

  In 1994, the Indiana Utility Regulatory Commission (IURC) approved Ameritech's Opportunity Indiana plan. Under the plan, market based pricing and flexibility by means of pure price regulation has been instituted for competitive services, including Centrex, dedicated communications services, 800 service, WATS, operator services and business intraLATA toll service. Monthly rates for basic local residential service will decrease by more than two dollars over two years and remain capped until 1998. IURC oversight of depreciation was suspended for the term of the plan. In addition, Ameritech will invest up to $120 million in infrastructure over six years to extend advanced communications links to interested schools, hospitals and major government centers. Indiana is a national leader in the use of distance learning to enhance education.

 Michigan

  Under the Michigan Telecommunications Act of 1991, which expired December 31, 1995, there was no cap on earnings or regulatory oversight of depreciation rates. The prices of basic services, defined as residence and business access lines and local calling, were subject to a price cap formula. IntraLATA toll prices were capped through December 31, 1995 at December 31, 1991 levels.

  Beginning January 1, 1996, consumers in certain Ameritech exchange areas were able to use 1+ capability for intraLATA toll calls. Under the Michigan Telecommunications Act of 1995, Ameritech was required to designate 10% of its exchanges for this capability. More customers will be given this capability as the Company is permitted to offer interLATA long distance service. Further, the Michigan Public Service Commission is directed to take steps toward removing interLATA barriers.

  Under the new law, the Company is authorized to restructure local exchange, toll and access rates to address historical subsidies built into rates, ending rate regulation of intraLATA toll and payphone services and streamlining the procedures to obtain increases in local exchange rates.

 Ohio

  In January 1995, Ameritech implemented its Advantage Ohio price regulation plan following approval by the Public Utility Commission of Ohio (PUCO). Under the plan, future overall rate changes are subject to price ceilings based on inflation, a productivity factor, a service/quality factor and significant tax law or accounting rule changes. Rates for all services were capped in 1995 and rates for basic access lines and usage were capped for an additional five years. The plan provides for the ability to flexibly price competitive and discretionary services. A series of rate reductions totaling $84.4 million annually are being phased in over a six year period including reductions in the rates for residential local usage and access lines, reductions in carrier access charges and the deaveraging of access line rates. Under the plan, the PUCO no longer oversees depreciation rates or practices. The Company has committed to meeting certain benchmarks for the deployment of advanced technology, including interoffice fiber optics and digital switching.

  On March 5, 1996, the Ohio Supreme Court released an opinion reversing the PUCO's order that approved the Advantage Ohio plan and remanding the matter to the Commission. The court ruled that the Commission exceeded its statutory authority when it used alternative rate-setting methods to establish Ameritech's basic local exchange service rates because of the procedure followed by the Company and the Commission. The outcome of the court's opinion on alternative regulation and rates cannot be determined at this time.

 Wisconsin

  In June 1994, the Wisconsin legislature passed a new telecommunications bill which established a pricing formula for regulated services, including residential and small business access lines, local calls and basic intraLATA calls. The formula considers inflation, service quality and infrastructure investment, plus a productivity offset. Prices for other services are not subject to Public Service Commission of Wisconsin (PSCW) approval.
Depreciation rates can be set by the Company within a range of rates established by the PSCW. Ameritech filed tariffs to adopt pure price regulation effective September 1, 1994. Prices were reduced by $35 million on an annualized basis. An additional $10 million carrier common line access charge reduction will be phased in over a two year period ending in 1996. Under the terms of the bill, Ameritech committed to at least $700 million on new equipment and technology over five years extending fiber optics to hundreds of secondary schools, technical colleges, universities, hospitals and federated libraries in the region.

  Effective January 1, 1996, 1+ capability began to be implemented in approximately 10% of the Company's service areas in Wisconsin. Remaining areas are scheduled for implementation throughout 1996. Ameritech has filed an appeal of the PSCW 1+ decision, declaring it contrary to public interest and anti-competitive in view of restrictions on the Company's ability to provide interLATA service.

 Other Matters

  In addition, Ameritech is a party to various proceedings pending before the state commissions which involve, among other things, the terms and conditions of services provided by the Company, unbundling the local network, number portability and 911 access.

  In 1995, the state commissions in Illinois, Ohio, Michigan and Wisconsin conducted investigations of the Company's service quality as a result of Ameritech's failure to meet certain minimum service standards required under state regulations. The Company's service problems in the summer of 1995 resulted from severe weather that caused service disruptions, as well as manpower shortages because of an early retirement offer in 1994 and 1995 that proved more popular than expected. The Company has paid fines to the commissions and issued bill credits for lost service, and is taking steps necessary to return service to a high standard, including the addition of 4,000 employees in customer service positions.

COMPETITION

  The communications industry is undergoing significant changes. Local exchange carriers and long distance service companies, cable TV companies, cellular service providers, computer companies and the entertainment and information services industries are converging, forming alliances and positioning to provide a variety of services. Market convergence, already a reality, intensified in 1995. Regulatory, legislative and judicial decisions, and technological advances, as well as heightened customer interest in advanced communications services, have expanded the types of available communications services and products, as well as the number of companies offering such services.

  The primary competitors in Ameritech's core business (local landline telephone service, wireless service and directories) historically have been other access providers, other cellular service providers and other advertising media. AT&T, MCI Communications Corp. and other long distance providers are ready to offer local phone service in various parts of Ameritech's five-state region. Companies, such as AT&T and McCaw Cellular Communications, Inc., have allied to form expanded cellular markets, creating the possibility of a wireless network with nationwide presence and brand-name recognition. Tele-Communications, Inc., Comcast Corp. and Cox Cable Communications are part of a cable company joint venture with Sprint Corporation that plans to offer alternative wireless service. Various communications groups, including almost all the nation's largest phone and cable companies, hold licenses to offer PCS throughout the U.S. Competitors of the directory publishing business are advertisers using traditional advertising media, such as television, radio, direct mail, billboards, interactive on-line services, and magazine and newspaper advertising. Today, many of the companies planning to provide local telephone service also have directory operations. Increased competition in the local exchange service business, as well as the technological innovations rapidly spawned by that business, will further intensify competition.

  As the Company expands and diversifies into other areas, including video, home security, home shopping, the Internet, CD-ROM technology, on-line services, phone cards and global long distance service, the number and variety of competitors will grow dramatically. Much of the competition is from companies with substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the

Company. In pursuit of business opportunities outside of the United States, Ameritech faces competition from other RHCs, long distance service providers and a variety of foreign entities. Notwithstanding the potential for an adverse effect on many revenue streams of the Company, Ameritech expects to capture a major share of the expected growth in the communications marketplace. Building on its strengths, the Company plans to branch into new services that are a logical extension of its core business, exporting its expertise to customers throughout the world.

  Regulatory reform continues to be one of the most significant issues facing the communications industry today. The Company believes that relief from excessive regulation will benefit customers and ultimately shareowners by enabling the Company to compete effectively and meet customers' expanding needs. Ameritech is seeking relief before the regulatory agencies from the restraints, laws and regulations that impose restrictions on its current business and curtail its future business offerings.

  Sweeping new federal legislation signed in February 1996, will radically alter the U.S. communications business and enhance the Company's ability to compete abroad in advanced communications services and equipment. Passage of the new law broadly deregulates the communications industry and allows cable TV, local phone companies and long distance carriers into each other's businesses, removing the formal barriers between businesses and reshaping the information industry.

  The Company's competitive strategy includes positioning itself to take advantage of future opportunities by streamlining its processes to continue to be the most efficient of the RHCs.

PATENTS, TRADEMARKS AND LICENSES

  Ameritech and its affiliates own, have licenses to use, and license others to use various patents, copyrights, trademarks and other intellectual property which are necessary for them to conduct their present business operations. It is not anticipated that any such intellectual property will be subject to expiration or nonrenewal of rights which would materially and adversely affect Ameritech or its affiliates.

EMPLOYEE RELATIONS

  As of December 31, 1995, the Ameritech companies employed 65,345 persons, an increase from 63,594 at December 31, 1994. By year end 1995, approximately 11,500 nonmanagement employees had resigned or retired in response to an early retirement offer announced in 1994 (2,400 of which left in 1995). Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech pension plan by adding three years to the age and the net credited service of eligible nonmanagement employees who left the business during a designated period ending with contract expiration, a period extended during contract negotiations to the end of the third quarter of 1995. In addition, certain of the Company's business units offered financial incentives under terms of the prior contracts with the CWA and IBEW to selected nonmanagement employees who left the business by contract expiration. Staff additions offset these departures. New employees were added to accommodate the Company's growth, to ensure high quality customer service and to meet staffing requirements for new business opportunities. In 1996, as a result of a planned consolidation of the Company's data centers and other reductions, more employees will leave the Company.

  In September 1995, members of the CWA and the IBEW ratified new three-year contracts with Ameritech. The new contract wage increases were retroactive to the expiration dates of the prior contracts, June 25 for the IBEW and August 6 for the CWA. Both contracts address wages, benefits, pensions, employment security, child and family care, training and retraining and other conditions of employment. Base wages were increased approximately 10.9% compounded at the maximum wage rate over the next three years. In addition all eligible employees received a lump sum bonus of $500. The new contracts will expire on June 27, 1998, for the IBEW and August 8, 1998, for the CWA. The two unions represent more than 40,000 of Ameritech's 65,000 employees. Of those so represented, about 71% are represented by the CWA and about 29% are represented by the IBEW, both of which are affiliated with the AFL-CIO.

ITEM 2. PROPERTIES.

  The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1995, the Company's investment in property, plant and equipment consisted of the following:

      Land and buildings...................................................  10%
      Central office equipment.............................................  40
      Cable, wiring and conduit............................................  40
      Other................................................................   9
      Under construction...................................................   1
                                                                            ---
                                                                            100%

  Central office equipment includes analog and digital switching equipment, transmission equipment and related facilities. Buildings are principally central offices. Cable, wiring and conduit constitute outside plant, and includes poles as well as cable, conduit and wiring primarily on or under public roads, highways or streets or on or under private property. Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Ameritech landline communications subsidiaries and situated on property they own. Many garages and business offices and some installations of central office equipment and administrative offices are in leased quarters.

  As a result of an ongoing review of Company assets and an assessment of future needs, Ameritech sold, or will no longer use in the business, certain real estate across the region and other assets, thereby reducing costs and improving asset utilization.

  Capital expenditures, the single largest use of Company funds, were as follows for the last five years:

                                                           (DOLLARS IN MILLIONS)
      1991................................................        $2,200
      1992................................................         2,267
      1993................................................         2,108
      1994................................................         1,955
      1995................................................         2,176

  Ameritech plans to maintain capital spending at about $2 billion per year, which will include capital provided to its long distance, cable TV and security monitoring businesses. The Company's capital expenditures for property, plant and equipment for its landline communications company operations decreased about $30 million in 1995 as capital was deployed more cost effectively and with greater focus on the requirements of customers and the development of new services, including cable TV, security monitoring and long distance. Rapid modernization of the landline communications network continued through 1995.

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

  In January 1995, Ameritech and the other RHCs agreed to terminate the sharing arrangement among the Bell Companies with respect to pre-divestiture contingent liabilities for certain matters. AT&T did not enter into the agreement and, accordingly, the sharing arrangement remains in effect with respect to AT&T's pre-divestiture liabilities and AT&T's share of Bell Company pre-divestiture liabilities.

  Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the foregoing actions would not be material in amount to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

            EXECUTIVE OFFICERS OF THE COMPANY (AS OF MARCH 1, 1996)

  The following table sets forth, as to the executive officers of Ameritech, their ages, their offices with Ameritech and the period during which they have held such offices.

                                                                           HELD
NAME                          AGE                 OFFICER                  SINCE
----                          ---                 -------                  -----
Richard C. Notebaert*........  48 Chairman and Chief                       1994
                                   Executive Officer
W. Patrick Campbell..........  49 Executive Vice President--               1994
                                   Corporate Strategy and
                                   Business Development
Thomas P. Hester.............  58 Executive Vice President and             1991
                                   General Counsel
Oren G. Shaffer..............  53 Executive Vice President and             1994
                                   Chief Financial Officer
Barry K. Allen...............  47 Senior Vice President--                  1995
                                   Communications and Information Products
Timothy M. Connolly..........  47 Senior Vice President--                  1995
                                   Worldwide Network Systems
Walter M. Oliver.............  50 Senior Vice President--                  1994
                                   Human Resources
Rita P. Wilson...............  49 Senior Vice President--                  1994
                                   Corporate Communications
Walter S. Catlow.............  51 President--International Business        1995
                                   Development and Operations
Thomas J. Reiman.............  46 President--Product Management            1996
Betty F. Elliott.............  51 Vice President and Comptroller           1991
Joel S. Engel................  60 Vice President--Technology               1993
Gary R. Lytle................  52 Vice President--Federal Relations        1994
Sari L. Macrie...............  39 Vice President--Investor Relations       1994
Richard W. Pehlke............  42 Vice President and Treasurer             1994
Lawrence E. Strickling.......  44 Vice President--Public Policy            1993
Kelly R. Welsh...............  43 Vice President and Associate             1993
                                   General Counsel
Bruce B. Howat...............  51 Secretary                                1983

--------
*Member of the Board of Directors and Chairman of the Executive Committee

  Prior to the most recent election to office with Ameritech, the above officers held high-level managerial positions within Ameritech for more than the past five years, except for Mr. Welsh, Mr. Campbell, Mr. Shaffer, Ms. Wilson, Mr. Oliver, Mr. Allen and Mr. Connolly. Before joining Ameritech, Mr. Welsh was Corporation Counsel of the City of Chicago from 1989 to 1993 and, prior to that, was an attorney with Mayer, Brown and Platt, a Chicago-based law firm. Mr. Campbell was President and Chief Executive Officer of Columbia TriStar Home Video, a Sony Pictures Entertainment Company, from 1989 to 1994. Previously, Mr. Campbell held a variety of management positions at Norelco, SCM Corporation and McGraw Edison. Mr. Shaffer served as Chief Financial Officer and President of Virgo Cap Inc., a private investment firm, from 1992 to 1994. Previously, Mr. Shaffer was Chief Financial Officer, Executive Vice President and a member of the Board of Directors of The Goodyear Tire & Rubber Co., from 1968 to 1992. Ms. Wilson was Senior Vice President--Corporate Communications and a member of the Board of Directors of Allstate Insurance Company from 1990 to 1994 after serving in various operations positions at Allstate beginning in 1974. Mr. Allen started his career with Ameritech in 1974, serving as President of Wisconsin Bell from 1987 and President of Illinois Bell in 1993. He left Ameritech in 1993 to become President and Chief Operating Officer of Marquette Electronics, Inc. and served in this capacity until July 1995, when he rejoined Ameritech as President of Ameritech's enhanced business services unit. Mr. Connolly previously was an executive with Bell Atlantic Corporation where he served as President of Sorbus, Inc., a unit that provides computer maintenance services in the United States and in international markets. From 1985 to 1988, he headed Bell Atlantic's cellular and paging subsidiaries. In 1989, he became Executive Vice President and Chief Operating Officer of the Kansas City Chiefs professional football club.

  Richard H. Brown, Vice Chairman, resigned effective August 4, 1995 to accept the position of President and Chief Executive Officer of H&R Block, Inc., headquartered in Kansas City, Missouri.

  Officers are elected annually but may be removed at any time at the discretion of the Board of Directors.

                                    PART II

ITEMS 5 THROUGH 8.

  There were 877,937 owners of record of Ameritech Common Stock as of December 31, 1995. Ameritech Common Stock is listed on the New York, Boston, Chicago, Pacific, Philadelphia, London, Tokyo, Amsterdam, Basel, Geneva and Zurich stock exchanges. The rest of the information required by these items is included in the Financial section on pages 22 through 31, pages 33 through 48, and on page 53 of the Company's annual report to security holders for the year ended December 31, 1995. Such information is incorporated by reference pursuant to General Instruction G(2).

ITEMS 7 AND 8. SUBSEQUENT EVENTS.

  On March 5, 1996, the Ohio Supreme Court released an opinion reversing the order of the Public Utilities Commission of Ohio (PUCO) that approved the Advantage Ohio alternative regulation plan and remanding the matter to the Commission. The court ruled that the Commission exceeded its statutory authority when it used alternative rate-setting methods to establish Ameritech's basic local exchange service rates because of the procedure followed by the Company and the Commission. Advantage Ohio, originally adopted by the PUCO in November 1994, granted the Company relief from rate-of-return regulation in Ohio and replaced such regulation with a price cap formula. The Company implemented certain rate reductions beginning January 9, 1995 as a result of Advantage Ohio and began making agreed upon grants to public schools and making Company infrastructure enhancements. The outcome of the court's opinion on alternative regulation and rates, and other aspects of the Advantage Ohio plan, cannot be determined at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

  No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.

                                   PART III

ITEMS 10 THROUGH 13.


  Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report since the Company did not furnish such information in its definitive proxy statement dated March 1, 1996, prepared in accordance with Schedule 14A.

  The other information required by these items is included in the Company's definitive proxy statement on pages 2 through 4, in the section on Officer and Director Stock Ownership on pages 5 and 6, in the section on Compensation of Directors on page 6, and in the section on Executive Compensation on pages 10 through 19, and is incorporated herein by reference pursuant to General Instruction G(3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) Documents filed as a part of the report:

                                                                          PAGES
                                                                          ------
(1) Financial Statements:
  Selected Financial and Operating Data..................................    *22
  Report of Independent Public Accountants...............................    *33
  Consolidated Statements of Income......................................    *34
  Consolidated Balance Sheets............................................    *35
  Consolidated Statements of Shareowners' Equity.........................    *36
  Consolidated Statements of Cash Flows..................................    *37
  Notes to Consolidated Financial Statements............................. *38-48
(2) Financial Statement Schedule:
  Report of Independent Public Accountants...............................     24
  II--Valuation and Qualifying Accounts..................................     25

--------
  *Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended December 31, 1995.

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

      EXHIBIT
      NUMBER
      -------
      3a       --Certificate of Incorporation of the Company as amended
                on April 26, 1991 (Exhibit 3a to Form 10-K for 1991, File
                No. 1-8612).
      3b       --By-Laws of the Company, as amended on April 15, 1992
                (Exhibit 3b to Form 10-K for 1992, File No. 1-8612).
      4b       --No instrument which defines the rights of holders of
                long and intermediate term debt of the Company and all of
                its consolidated subsidiaries is filed herewith pursuant
                to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to
                this regulation, the Company hereby agrees to furnish a
                copy of any such instrument to the SEC upon request.
     10a       --Reorganization and Divestiture Agreement between Ameri-
                can Telephone and Telegraph Company and the Company and
                Affiliates, dated as of November 1, 1983 (Exhibit 10a to
                Form 10-K for 1983, File No. 1-8612).
     10b       --Agreement Concerning Contingent Liabilities, Tax Matters
                and Termination of Certain Agreements, among American
                Telephone and Telegraph Company, Bell System Operating
                Companies, Regional Holding Companies and Affiliates
                dated as of November 1, 1983 (Exhibit 10j to Form 10-K
                for 1983, File No. 1-8612).
     10c       --Ameritech Senior Management Short Term Incentive Plan as
                amended and restated effective as of January 1, 1992 (Ex-
                hibit 10aa to Form 10-K for 1991, File No. 1-8612).
     10d       --Ameritech Long Term Incentive Plan as amended and re-
                stated effective as of January 1, 1992 (Exhibit 10bb to
                Form 10-K for 1991, File No. 1-8612).
     10d-1     --First Amendment to Ameritech Long Term Incentive Plan
                (Exhibit 10bb-1 to Form 10-K for 1993, File No. 1-8612).
     10d-2     --Resolution concerning the exercisability of stock op-
                tions granted under the Ameritech Long Term Incentive
                Plan, approved on January 17, 1996.
     10e       --Ameritech Stock Retirement Plan for Non-Employee Direc-
                tors (Exhibit 10ll to Form 10-K for 1986, File No. 1-
                8612).
     10e-1     --First Amendment of Ameritech Stock Retirement Plan for
                Non-Employee Directors (Exhibit 10ll-1 to Form 10-K for
                1988, File No. 1-8612).
     10e-2     --Second Amendment of Amendment Ameritech Stock Retirement
                Plan for Non-Employee Directors (Exhibit 10ll-2 to Form
                10-K for 1989, File No. 1-8612).
     10f       --Ameritech Senior Management Life Insurance Plan Agree-
                ments (Exhibit 10cc to Form 10-K for 1990, File No. 1-
                8612).
     10g       --Ameritech Perquisite Program (Exhibit 10ff to Form 10-K
                for 1991, File No. 1-8612).
     10h       --Ameritech Deferred Compensation Plan for Non-Employee
                Directors (Exhibit 10gg to Form 10-K for 1985, File No.
                1-8612).
     10h-1     --First Amendment of Deferred Compensation Plan for Non-
                Employee Directors (Exhibit 10gg-1 to Form 10-K for 1986,
                File No. 1-8612).

      EXHIBIT
      NUMBER
      -------
     10h-2     --First Amendment of American Information Technologies
                Corporation Deferred Compensation Plan for Non-Employee
                Directors effective as of January 1, 1989 (Exhibit 10gg-2
                to Form 10-K for 1988, File No. 1-8612).
     10h-3     --Second Amendment of American Information Technologies
                Corporation Deferred Compensation Plan for Non-Employee
                Directors (Exhibit 10gg-3 to Form 10-K for 1990, File No.
                1-8612).
     10h-4     --Third Amendment of American Information Technologies
                Corporation Deferred Compensation Plan for Non-Employee
                Directors (Exhibit 10gg-4 to Form 10-K for 1990, File No.
                1-8612).
     10h-5     --Fourth Amendment of American Information Technologies
                Corporation Deferred Compensation Plan for Non-Employee
                Directors (Exhibit 10gg-5 to Form 10-K for 1992, File No.
                1-8612).
     10i       --Ameritech Plan for Non-Employee Directors' Travel Acci-
                dent Insurance (Exhibit 10hh to Registration Statement
                No. 2-87838).
     10j       --Ameritech Management Supplemental Pension Plan as
                amended through the Seventh Amendment (Exhibit 10ii to
                Form 10-K for 1991, File No. 1-8612).
     10j-1     --Eighth Amendment of Ameritech Management Supplemental
                Pension Plan (Exhibit 10ii-1 to Form 10-K for 1991, File
                No. 1-8612).
     10j-2     --Ninth Amendment of Ameritech Management Supplemental
                Pension Plan (Exhibit 10ii-2 to Form 10-K for 1991, File
                No. 1-8612).
     10j-3     --Tenth Amendment to Ameritech Management Supplemental
                Pension Plan (Exhibit 10ii-3 to Form 10-K for 1993, File
                No. 1-8612).
     10j-4     --Eleventh Amendment to Ameritech Management Supplemental
                Pension Plan (Exhibit 10ii-4 to Form 10-K for 1993, File
                No. 1-8612).
     10j-5     --Twelfth Amendment to Ameritech Management Supplemental
                Pension Plan (Exhibit 10ii-5 to Form 10-K for 1993, File
                No. 1-8612).
     10j-6     --Thirteenth Amendment to Ameritech Management Supplemen-
                tal Pension Plan (Exhibit 10j-6 to Form 10-K for 1994,
                File No. 1-8612).
     10k       --Ameritech 1989 Long Term Incentive Plan as amended and
                restated effective as of January 1, 1992 (Exhibit 10oo to
                Form 10-K for 1991, File No. 1-8612).
     10k-1     --First Amendment to 1989 Long Term Incentive Plan (Ex-
                hibit 10oo-1 to Form 10-K for 1993, File No. 1-8612).
     10k-2     --Resolution concerning the exercisability of stock op-
                tions granted under the Ameritech 1989 Long Term Incen-
                tive Plan, approved on January 17, 1996.
     10l       --Ameritech (Subsidiary) Senior Management Short Term In-
                centive Plan as amended and restated effective January 1,
                1992 (Exhibit 10pp to Form 10-K for 1991, File No. 1-
                8612).
     10m       --Ameritech Management Employees Benefit Protection Trust
                as amended through the First Amendment (Exhibit 10uu to
                Form 10-K for 1991, File No. 1-8612).
     10m-1     --Second Amendment to Ameritech Management Employees Bene-
                fit Protection Trust (Exhibit 10uu-1 to Form 10-K for
                1991, File No. 1-8612).
     10n       --Ameritech Senior Management Severance Pay Trust as
                amended through the First Amendment (Exhibit 10tt to Form
                10-K for 1991, File No. 1-8612).

      EXHIBIT
      NUMBER
      -------
     10n-1     --Second Amendment to Ameritech Senior Management Sever-
                ance Pay Trust (Exhibit 10tt-1 to Form 10-K for 1991,
                File No. 1-8612)
     10o       --Ameritech Mid-Career Pension Plan (Exhibit 10ff to Form
                10-K for 1994, File No. 1-8612).
     10o-1     --First Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-1 to Form 10-K for 1994, File No. 1-8612).
     10o-2     --Second Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-2 to Form 10-K for 1994, File No. 1-8612).
     10o-3     --Third Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-3 to Form 10-K for 1994, File No. 1-8612).
     10o-4     --Fourth Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-4 to Form 10-K for 1994, File No. 1-8612).
     10o-5     --Fifth Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-5 to Form 10-K for 1994, File No. 1-8612).
     10o-6     --Sixth Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-6 to Form 10-K for 1994, File No. 1-8612).
     10o-7     --Seventh Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-7 to Form 10-K for 1994, File No. 1-8612).
     10o-8     --Eighth Amendment to Ameritech Mid-Career Pension Plan
                (Exhibit 10ff-8 to Form 10-K for 1994, File No. 1-8612).
     10o-9     --Ninth Amendment to Ameritech Mid-Career Pension Plan.
     10p       --Agreement Regarding Change in Control dated as of Janu-
                ary 19, 1994 between the Company and Richard C.
                Notebaert, together with a schedule identifying other
                documents (Exhibit 10mm to Form 10-K for 1993, File No.
                1-8612).
     10q       --Agreement Regarding Change in Control dated as of Janu-
                ary 19, 1994 between the Company and Thomas P. Hester
                (Exhibit 10y to Form 10-K for 1994, File No 1-8612).
     10r       --Agreement Regarding Change in Control dated as of Sep-
                tember 9, 1994 between the Company and W. Patrick Camp-
                bell (Exhibit 10z to Form 10-K for 1994, File No. 1-
                8612).
     10s       --Agreement Regarding Change in Control dated as of Sep-
                tember 9, 1994 between the Company and Walter M. Oliver
                (Exhibit 10aa to Form 10-K for 1994, File No. 1-8612).
     10t       --Agreement Regarding Change in Control dated as of Janu-
                ary 1, 1995 between the Company and Oren G. Shaffer (Ex-
                hibit 10bb to Form 10-K for 1994, File No. 1-8612).
     10u       --Agreement Regarding Change in Control dated as of Janu-
                ary 1, 1995 between the Company and Rita P. Wilson (Ex-
                hibit 10cc to Form 10-K for 1994, File No. 1-8612).
     10v       --Agreement Regarding Change in Control dated as of Decem-
                ber 1, 1995 between the Company and Barry K. Allen.
     10w       --Agreement Regarding Change in Control dated as of Decem-
                ber 1, 1995 between the Company and Timothy M. Connolly.
     10x       --Ameritech Key Management Life Insurance Plan as amended
                and restated effective as of December 1, 1995.

      EXHIBIT
      NUMBER
      -------
     10y       --Ameritech Estate Preservation Plan as amended and re-
                stated effective as of December 1, 1995.
     10z       --Ameritech Corporate Resource Long Term Disability Plan
                as amended and restated effective as of December 1, 1995.
     10aa      --Ameritech Corporate Resource Transfer Program as amended and restated effective as of December 1, 1995.
     10bb      --Ameritech Corporate Resource Supplemental Pension Plan
                as amended and restated effective as of December 1, 1995.
     10cc      --Ameritech Corporate Resource Deferral Plan as amended
                and restated effective as of December 1, 1995.
     10dd      --Ameritech Corporate Resource Severance Pay Plan as
                amended and restated effective as of December 1, 1995.
     10ee      --Ameritech Management Committee Short Term Incentive
                Plan.
     10ff      --Ameritech Senior Management Retirement and Survivor Pro-
                tection Trust dated as of November 30, 1988.
     10ff-1    --First Amendment to Ameritech Senior Management Retire-
                ment and Survivor Protection Trust.
     10ff-2    --Second Amendment to Ameritech Senior Management Retire-
                ment and Survivor Protection Trust.
     10ff-3    --Third Amendment to Ameritech Senior Management Retire-
                ment and Survivor Protection Trust.
     11a       --Statement re: computation of primary earnings per share.
     11b       --Statement re: computation of fully diluted earnings per
                share.
     12        --Computation of ratio of earnings to fixed charges for
                the five years ended December 31, 1995.
     13        --Portions of Ameritech's annual report to security hold-
                ers for the year ended December 31, 1995.
     21        --Subsidiaries of the Company.
     23        --Consent of Arthur Andersen LLP.
     24        --Powers of Attorney.
     27        --Financial Data Schedule for the year ended December 31,
                1995.
     99a       --Form 11-K Annual Report for the fiscal year ended Decem-
                ber 31, 1995 of the Ameritech Savings Plan for Salaried
                Employees, to be filed by amendment.
     99b       --Form 11-K Annual Report for the fiscal year ended Decem-
                ber 31, 1995 of the Ameritech Savings and Security Plan
                (Non-Salaried Employees), to be filed by amendment.
     99c       --Form 11-K Annual Report for the fiscal year ended Decem-
                ber 31, 1995 of the DonTech Profit Participation Plan, to
                be filed by amendment.

  Ameritech will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

(B) Reports on Form 8-K:

  On December 26, 1995, Ameritech filed a Current Report on Form 8-K, dated December 14, 1995 to report on Item 5, Other Events, the Company's pending investment in Belgacom S.A. and its increased investment in MATAV, the Belgian and Hungarian telecommunications companies, respectively.

  On January 16, 1996, the Company filed another Current Report on Form 8-K, dated January 16, 1996, to report on Item 7, Financial Statements and Exhibits, Ameritech's earnings for the fourth quarter and year ended December 31, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ameritech Corporation

                                                 /s/ Betty F. Elliott
                                          By __________________________________
                                                    (Betty F. Elliott,
                                              Vice President and Comptroller)

March 11, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Principal Executive Officer:
R. C. Notebaert*
-------------------------------------
Chairman and Chief Executive Officer

Principal Financial Officer:
O. G. Shaffer*
-------------------------------------
      Executive Vice President
     and Chief Financial Officer

Principal Accounting Officer:                      /s/ Betty F. Elliott
B. F. Elliott                             *By _________________________________
-------------------------------------              (Betty F. Elliott,
   Vice President and Comptroller                  for herself and as
                                                    Attorney-in-Fact)

March 11, 1996

Directors:
D. C. Clark*
M. R. Goodes*
H. H. Gray*
J. A. Henderson*
S. B. Lubar*
L. M. Martin*
A. C. Martinez*
J. B. McCoy*
R. C. Notebaert*
J. D. Ong*
A. B. Rand*
J. A. Unruh*

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Ameritech Corporation

  We have audited in accordance with generally accepted auditing standards the financial statements included in Ameritech Corporation's annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated January 17, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 17, 1996

                             AMERITECH CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR UNCOLLECTIBLES
                             (DOLLARS IN MILLIONS)

COL. A               COL. B            COL. C              COL. D      COL. E
------             ---------- ------------------------ -------------- ---------
                                     ADDITIONS
                              ------------------------
                   BALANCE AT   CHARGED    CHARGED TO                  BALANCE
                   BEGINNING      TO         OTHER                    AT END OF
CLASSIFICATION     OF PERIOD  EXPENSE (A) ACCOUNTS (B) DEDUCTIONS (C)  PERIOD
--------------     ---------- ----------- ------------ -------------- ---------
Year 1995.........   $147.3     $205.2       $231.1        $417.4      $166.2
Year 1994.........    134.7      171.1        178.1         336.6       147.3
Year 1993.........    126.3      154.3        165.1         311.0       134.7

--------
(a) Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to long distance carrier receivables which are being billed by the Company.
(c) Amounts written off as uncollectible.