Form 10-K/A
period 1995-12-31
AMERITECH CORP /DE/
filed 1996-03-15
CIK 732715

                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                              FORM 10-K/A

                          AMENDMENT TO REPORT

      Filed pursuant to Section 12, 13 or 15(d) of the Securities
                         Exchange Act of 1934

                         AMERITECH CORPORATION

                            Amendment No. 1

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 by revising, as follows, the information regarding certain executive officers of the Company (as of March 1, 1996) which appears at the top of page 16 of the report, following the list of officers on page 15:


     Prior to the most recent election to office with Ameritech, the above officers held high-level managerial positions within Ameritech for more than the past five years, except for Mr. Welsh, Mr. Campbell, Mr. Shaffer, Ms. Wilson, Mr. Oliver, Ms. Macrie, Mr. Allen and Mr. Connolly. Before joining Ameritech, Mr. Welsh was Corporation Counsel of the
City of Chicago from 1989 to 1993 and, prior to that, was an attorney with Mayer, Brown and Platt, a Chicago-based law firm. Mr. Campbell was President and Chief Executive Officer of Columbia TriStar Home
Video, a Sony Pictures Entertainment Company, from 1989 to 1994.
Previously, Mr. Campbell held a variety of management positions at Norelco, SCM Corporation and McGraw Edison. Mr. Shaffer served as
Chief Financial Officer and President of Virgo Cap Inc., a private investment firm, from 1992 to 1994. Previously, Mr. Shaffer was Chief Financial Officer, Executive Vice President and a member of the Board of Directors of The Goodyear Tire & Rubber Co., from 1968 to 1992. Ms. Wilson was Senior Vice President - Corporate Communications and a member of the Board of Directors of Allstate Insurance Company from 1990 to 1994 after serving in various operations positions at Allstate beginning in 1974. Mr. Oliver was Vice President - Human Resources at Johnson Controls from 1989 to 1994 and served in various operations positions at Johnson Controls, Hoover Universal, Kaiser Aluminum and Chemical Corp. From 1990 to 1994. Ms. Macrie served as Vice President and Director of Research for Christensen & Associates. Prior to this position, she was with Control Data Corporation and American Security
Bank as management information consultant and securities analyst, respectively. Mr. Allen started his career with Ameritech in 1974, serving as President of Wisconsin Bell from 1987 and President of Illinois Bell in 1993. He left Ameritech in 1993 to become President and Chief Operating Officer of Marquette Electronics, Inc. and served in this capacity until July 1995, when he rejoined Ameritech as President of Ameritech's enhanced business services unit. Mr. Connolly previously was an executive with Bell Atlantic Corporation where he served as President of Sorbus, Inc., a unit that provides computer maintenance services in the United States and in international markets. From 1985 to 1988, he headed Bell Atlantic's cellular and paging subsidiaries. In 1989, he became Executive Vice President and Chief Operating Officer of the Kansas City Chiefs professional football club.


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

Dated: March 15, 1996