Form 10-K/A
period 1995-12-31
AMERITECH CORP /DE/
filed 1996-03-15
CIK 732715

                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                              FORM 10-K/A

                          AMENDMENT TO REPORT

      Filed pursuant to Section 12, 13 or 15(d) of the Securities
                         Exchange Act of 1934

                         AMERITECH CORPORATION

                            Amendment No. 2

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 by revising, as follows, the information in PART IV, Items 10 through 13:

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report since the Company did not furnish such information in its definitive proxy statement dated March 1, 1996, prepared in accordance with Schedule 14A.



     The other information required by these items is included in the Company's definitive proxy statement on pages 2 through 4, in the section on Officer and Director Stock Ownership on pages 5 and 6, in the section on Compensation of Directors on page 6, and in the section on Executive Compensation on pages 10 through 19, except for the section including the Shareowner Return Performance Graph on page 13, and is incorporated herein by reference pursuant to General Instruction G(3).




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