Form 10-Q
period 1996-03-31
AMERITECH CORP /DE/
filed 1996-05-14
CIK 732715

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                             Form 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended March 31, 1996

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


               Telephone Number - (800) 257-0902



At April 30, 1996, 553,407,165 common shares were outstanding.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----      ----

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


                                             Three Months Ended
                                                   March 31
                                               --------------
                                              1996         1995
                                              ----         ----

Revenues.................................  $ 3,567       $ 3,146
                                           -------       -------
Operating Expenses
  Employee-related expenses..............      936           880
  Depreciation and amortization..........      574           526
  Other operating expenses...............    1,091           863
  Restructuring credit...................       --         (256)
  Taxes other than income taxes..........      144           144
                                           -------       -------
                                             2,745         2,157
                                           -------       -------
Operating income.........................      822           989
Interest expense.........................      124           118
Other income, net........................       51            34
                                           -------       -------
Income before income taxes...............      749           905
Income taxes.............................      271           326
                                           -------       -------
Net income...............................   $  478       $   579
                                           =======       =======
Earnings per common share................    $0.86         $1.05
                                             =====         =====
Dividends declared per common
 share...................................    $0.53         $0.50
                                             =====         =====
Average common shares outstanding
 (millions)..............................    554.8         552.3
                                             =====         =====

See Notes to Condensed Consolidated Financial Statements.

            AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Millions)

                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments........   $   164       $   131
 Receivables, net...........................     2,782         2,774
 Material and supplies......................       207           205
 Prepaid and other..........................       328           342
                                               -------       -------
                                                 3,481         3,452
                                               -------       -------
Property, plant and equipment...............    30,948        30,874
 Less, accumulated depreciation.............    17,770        17,417
                                               -------       -------
                                                13,178        13,457
                                               -------       -------
Investments, primarily international........     2,383         1,497
Other assets and deferred charges...........     3,741         3,536
                                               -------       -------
Total assets ...............................   $22,783       $21,942
                                               =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Current liabilities
 Debt maturing within one year..............   $ 3,024       $ 2,138
 Accounts payable...........................     1,434         1,792
 Other......................................     1,962         1,831
                                               -------       -------
                                                 6,420         5,761
                                               -------       -------
Long-term debt..............................     4,439         4,513
                                               -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       788           782
 Unamortized investment tax credits.........       198           208
 Postretirement benefits other than pensions     2,951         2,967
 Other......................................       705           696
                                               -------       -------
                                                 4,642         4,653
                                               -------       -------
Shareowners' equity
 Common stock, par value $1;2.4 billion
   shares authorized, 588,110,000 issued in 1996
     and 587,612,000 issued in 1995.........       588           588
 Proceeds in excess of par value............     5,687         5,613
 Reinvested earnings........................     2,393         2,209
 Treasury stock, at cost (33,685,000 shares
   in 1996 and 33,773,000 shares in 1995)...   (1,033)         (986)
 Deferred compensation......................     (266)         (329)
 Currency translation adjustment............      (93)          (85)
 Other, net.................................         6             5
                                               -------       -------
                                                 7,282         7,015
                                               -------       -------
Total liabilities and shareowners' equity...   $22,783       $21,942
                                               =======       =======

See Notes to Condensed Consolidated Financial Statements.

                  AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                               (Unaudited)
                                                   Three Months Ended
                                                        March 31
                                                     -------------
                                                   1996         1995
                                                   ----         ----
Cash Flows from Operating Activities

Net Income ...................................   $  478       $  579
 Adjustments to net income
  Restructuring credit, net of tax............       --        (160)
  Depreciation and amortization...............      574          526
  Deferred income taxes, net..................      (7)           18
  Investment tax credits, net.................     (10)         (12)
  Capitalized interest........................      (7)          (3)
  Provision for uncollectibles................       80           44
  Change in accounts receivable...............     (85)          129
  Change in material and supplies.............     (11)           12
  Change in certain other current assets......       13           24
  Change in accounts payable..................    (359)        (384)
  Change in certain other current liabilities.      148           43
  Change in certain other noncurrent
    assets and liabilities....................     (41)         (75)
  Other.......................................        8         (25)
                                                -------      -------
Net cash from operating activities............      781          716
                                                -------      -------
Cash Flows from Investing Activities

Capital expenditures..........................    (457)        (361)
Additional investments........................    (877)          (6)
Other investing activities, net...............        3          (2)
                                                -------      -------
Net cash from investing activities............  (1,331)        (369)
                                                -------      -------
Cash Flows from Financing Activities

Net change in short-term debt.................      863         (80)
Retirement of long-term debt..................     (10)         (11)
Dividend payments                                 (294)        (276)
Proceeds from reissuance of treasury stock....       84           56
Repurchase of common stock....................    (101)           --
Other financing activities, net...............       41            1
                                                -------      -------
Net cash from financing activities............      583        (310)
                                                -------      -------
Net increase (decrease) in cash and
 temporary cash investments...................       33           37
Cash and temporary cash investments,
 beginning of period..........................      131           74
                                                -------      -------
Cash and temporary cash investments,
 end of period................................   $  164       $  111
                                                =======      =======


See Notes to Condensed Consolidated Financial Statements.

             AMERITECH CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996
                            --------------

NOTE 1:   Work Force Restructuring

As announced in March 1994, Ameritech restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995. As a result of the restructuring, a gain of $256 million or $160 million after-tax was recorded in the first three months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first three months of 1996.

The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. See further discussion in Management's Discussion and Analysis below.

NOTE 2:   Increase in Authorized Common Shares

At the 1996 Annual Meeting of shareowners, held on April 17, 1996, shareowners approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 1.2 billion to 2.4 billion.

Note 3:   Belgacom Investment

In March 1996, a consortium led by Ameritech closed its strategic consolidation agreement with Belgacom S.A., the national telecommunications operator of Belgium. The consortium purchased from the Belgian government a 49.9 percent stake in Belgacom S.A., with Ameritech acquiring a 35 percent consortium share, Tele Danmark A/S 33 percent, Singapore Communications Limited 27 percent and certain Belgian investors the remaining 5 percent. The purchase price was
73.3 billion Belgian francs, or about $2.5 billion. Ameritech invested about $865 million for its 35 percent allocable consortium share, or about 17.5 percent of Belgacom S.A.

Note 4:   Subsequent Event -- Information Technology

Effective May 1, 1996, the Company commenced a ten-year agreement with Integrated Systems Solutions Corporation (ISSC, a wholly owned subsidiary of IBM) to perform certain information technology services currently being performed by Ameritech. ISSC will also be responsible for the consolidation of the Company's data centers.

Initially, to perform this service, ISSC will be using existing computers owned or leased by the Company, but over time, ISSC may utilize any data processing equipment it acquires or leases, as long as ISSC meets the criteria specified in the agreement. Over 600 Ameritech management employees will be offered employment with ISSC. The terms of the agreement require payments to ISSC not to exceed $200 million in any year. Actual charges to the Company may increase or decrease based in part upon usage, growth and other data processing requirements of the Company. During the initial years, scheduled payments to ISSC include reimbursements of lease payments on existing computers leased by the Company. The Company may terminate the entire agreement upon payment of a predetermined fee, which varies based on the reason for termination and the year initiated. The information technology restructuring charge recorded by the Company in December 1995 is consistent with this ten year agreement.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1996 vs.
                     THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS
- ---------------------
For the three months ended March 31, 1996, net income was $478 million or $0.86 per common share on 554.8 million average common shares outstanding. This represented a 17.4 percent decrease in net income and an 18.1 percent decrease in earnings per common share from the comparable prior year period for which net income was $579 million or $1.05 per common share on 552.3 million average common shares outstanding.

Results for the three months ended March 31, 1995 included an after-tax restructuring credit of $160 million or $0.29 per common share related to net settlement gains associated with lump-sum payments from the nonmanagement pension plan to former employees pursuant to the work force restructuring program.

Excluding the workforce restructuring credit in 1995, net income for the three months ended March 31, 1996 of $478 million would have represented an increase of 14.2 percent over the net income of $419 million for the three months ended March 31, 1995. Earnings per common share would have been $0.86 and $0.76 per common share, respectively, an increase of 13.2 percent.

- ----------------------------------------------------------------------
Revenues
- --------
Total revenues for the three months ended March 31, 1996 increased
13.4 percent over the comparable prior year period to $3,567 million. The increase was primarily attributable to higher network usage volumes due to access line growth, volume increases in cellular services due to cellular subscriber growth, increased security monitoring revenues resulting from the October 1995 acquisition of The National Guardian Corporation, as well as higher equipment sales.
Rate reductions at the landline communications subsidiaries partially offset these increases.

- ----------------------------------------------------------------------
Local service
- -------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,465     $1,330     $  135     10.2

The increase in local service revenues for the three months ended March 31, 1996 was primarily attributable to higher network usage volumes which increased revenues by $127 million. The increased network usage volume resulted principally from growth in the number of access lines, which increased 4.5 percent or 833,000 lines to 19,275,000 from 18,442,000 as of March 31, 1995, and greater sales of call management services such as Call Forwarding and Caller ID.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access
- --------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
- ----------

Three Months Ended            $  579     $  562     $   17      3.0


Intrastate
- ----------
Three Months Ended            $  140     $  137     $    3      2.2

The increase in interstate network access revenues for the three months ended March 31, 1996 was due primarily to an increase of $53 million resulting from higher network usage. This increase was partially offset by net rate reductions of $32 million. Minutes of use related to interstate calls for the three months ended March 31, 1996 increased 9.3 percent over the comparable prior year period.

The increase in intrastate network access revenues for the three months ended March 31, 1996 was primarily due to a $31 million increase resulting from higher network usage, offset by price reductions of $22 million. Intrastate network access revenues also decreased by $6 million in the first quarter of 1996 due to a reclassification of certain revenues to the long distance revenue category. Minutes of use related to intrastate calls for the three months ended March 31, 1996 increased 13.1 percent over the comparable prior year period.

- ----------------------------------------------------------------------
Long distance service
- ---------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  376     $  350     $   26      7.4

The increase in long distance service revenues for the three months ended March 31, 1996 was primarily attributable to an increase of $18 million resulting from higher network usage, combined with an increase of $6 million related to the transfer of certain revenues from the intrastate network access category.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Cellular, directory and other
- -----------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,007     $  767     $  240     31.3

The increase in cellular, directory and other revenues for the three months ended March 31, 1996 was attributable to cellular revenue growth resulting from a 42.7 percent increase in subscribers from 1,432,000 at March 31, 1995 to 2,043,000 at March 31, 1996. Paging
revenues also increased as a result of a 21.7 percent increase in subscribers from 659,000 at March 31, 1995 to 802,000 at March 31, 1996. Revenues from the security monitoring business and equipment sales also contributed to the increase. Increased security monitoring revenues resulted primarily from the October 1995 acquisition of The National Guardian Corporation.

- ----------------------------------------------------------------------
Operating expenses
- ------------------

Total operating expenses for the three months ended March 31, 1996 increased by $588 million or 27.3 percent from the prior year. The increase was largely attributable to the work force restructuring which resulted in a credit of $256 million ($160 million after-tax) in the first quarter of 1995 related to settlement gains resulting from lump-sum pension payments to former employees. Operating expenses also increased in the first quarter of 1996 due to increased employee-related expenses and cost of sales in growth-related businesses, such as cellular and security monitoring services, and from equipment sales.

- ----------------------------------------------------------------------
Employee-related expenses
- -------------------------

                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  936     $  880     $   56      6.4

The increase in employee-related expenses for the three months ended March 31, 1996 was primarily attributable to increased employee levels in the cellular, long distance, cable TV and security monitoring businesses, resulting in increased expenses of $46 million, as well as an increase of $26 million related to higher wage rates and bonus accruals for employees at the landline communications subsidiaries. These increases were partially offset by $16 million related to lower force levels and lower overtime expenses in the landline communications business.

There were 65,502 employees at March 31, 1996, compared with 62,094 at March 31, 1995. The increase is due to growth in the cellular and security monitoring businesses, as well as staffing for new businesses such as long distance and cable TV.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Depreciation and
  amortization
- ------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  574     $  526     $   48      9.1

The increase in depreciation and amortization expense for the three months ended March 31, 1996 was primarily due to higher plant balances. Amortization of intangibles from acquisitions also contributed to the increase.

- ----------------------------------------------------------------------
Other operating expenses
- ------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,091     $  863     $  228     26.4

The increase in other operating expenses for the three months ended March 31, 1996 was largely attributable to growth-related cost of sales and business volume increases at the cellular and security monitoring services operations, as well as cost of sales increases related to increased equipment sales. Costs associated with long distance, personal communications services and cable TV also resulted in expense increases, as did higher uncollectibles, advertising and distributor commission expenses resulting from increased marketing and sales efforts.

Restructuring credit
- --------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $   --     $(256)     $  256   (100.0)

As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 11,500 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of March 31, 1995, 9,428 employees had left the Company, with 313 leaving in the first quarter of 1995. A pretax, noncash settlement gain of $256 million was recorded in the first quarter of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first quarter of 1996.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Taxes other than income taxes
- -----------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  144     $  144     $   --     --

Taxes other than income taxes remained constant compared with the prior year period.  Increases in capital stock and gross receipts taxes were fully offset by a decrease in property taxes for the current quarter.
- ----------------------------------------------------------------------
Other Income and Expenses
- -------------------------
Interest expense
- -----------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  124     $  118     $    6      5.1

The increase in interest expense for the three months ended March 31, 1996 was primarily attributable to higher interest of $5 million on short-term debt due to higher balances, partially offset by the impact of lower average interest rates.

- ----------------------------------------------------------------------
Other income, net
- -----------------
                                                     Change
                                    March 31         Income   Percent
                                   ----------
(dollars in millions)            1996      1995     (Expense)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $   51     $   34     $   17     50.0

Other income, net includes equity earnings, interest income and other nonoperating items. Other income, net increased for the three months ended March 31, 1996 due to an increase in equity earnings from international investments.

- ----------------------------------------------------------------------
Income taxes
- ------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  271     $  326     $ (55)    (16.9)

The decrease in income taxes in the three months ended March 31, 1996 as compared to the prior year period was primarily attributable to the decrease in pretax earnings related to the revenue and expense items previously discussed.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)


FINANCIAL CONDITION AND OTHER MATTERS
- -------------------------------------
Capital expenditures
- --------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  466     $  365     $  101     27.7

The increase in capital expenditures for the three months ended March 31, 1996 related primarily to higher capital expenditures at the landline and wireless communications subsidiaries to accommodate growth.

- ----------------------------------------------------------------------
Dividends declared
- -------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  294     $  276     $   18      6.5

On March 20, 1996, the Board of Directors declared a quarterly dividend of $0.53 per common share, a 6.0 percent increase over the $0.50 per common share declared in the same quarter in the prior year.

- ----------------------------------------------------------------------
Debt ratio
- ----------
The debt ratio was 50.6 percent as of March 31, 1996, compared with
48.7 percent as of December 31, 1995. The increase is largely attributable to an increase in short-term debt used to finance the Belgacom investment in March 1996 (Note 3), partially offset by the increase in reinvested earnings.

- ----------------------------------------------------------------------
Ratio of earnings to fixed charges
- ----------------------------------
The ratio of earnings to fixed charges for the three months ended
March 31 was 5.72 in 1996 and 7.37 in 1995. The ratio in 1995 was favorably affected by a credit of $256 million for work force restructuring. The work force restructuring program was largely funded by the Ameritech Pension Plan.

The computations of the ratio of earnings to fixed charges for the five years ended December 31, 1995 have been restated. The ratio, as adjusted, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 was 6.45, 4.40, 5.29, 4.50 and 3.61, respectively. The impact of the restatement was not significant and was made to be consistent with unregulated enterprises.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters
- --------------

Telecommunications Act of 1996
- ------------------------------
The Telecommunications Act of 1996 was signed into law by the President on February 8, 1996. This legislation defines the conditions under which Ameritech will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives the Company an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use Ameritech's network facilities.

On April 19, 1996 the Federal Communications Commission (FCC) issued a notice of proposed rulemaking seeking comment on proposed rules opening local telephone markets to competition. The FCC has until August 8, 1996 to issue the new rules.

- ----------------------------------------------------------------------
Information Technology
- --------------
As a result of the agreement executed with ISSC (see Note 4), the Company expects its future employee-related costs to decrease from what otherwise would have been incurred and contracted services (included in other operating expenses) to increase as services are provided to the Company by ISSC. Further, depreciation expense associated with computer assets will moderate as ISSC eventually replaces, at its cost, hardware requirements to manage the Company's data processing needs.

                  AMERITECH CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (cont'd.)

                  AMERITECH CORPORATION AND SUBSIDIARIES

Part II - Other Information
- ---------------------------
Item 4    Submission of Matters to a Vote of Security Holders.
- ------    ---------------------------------------------------
(a)   The 1996 Annual Meeting of Shareowners was held on April 17,
      1996.

      The number of common shares present at the Annual Meeting in person or by proxy and voting and withholding authority to vote in the election of Directors was 459,297,616 or 82.63 percent of the common shares of Ameritech outstanding on February 20, 1996, the record date for the Annual Meeting.

(b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Company for a three-year term.

      DIRECTORS                    FOR        WITHHELD
      ---------                    ---        --------
      Sheldon B. Lubar         447,572,226    11,725,390
      Lynn M. Martin           447,263,636    12,033,980
      Richard C. Notebaert     447,821,017    11,476,599

      The largest percentage of shares withheld from voting with respect to any nominee for director was 2.620 percent. The terms of office of the following Directors continued after the meeting: Donald C. Clark, Melvin R. Goodes, Hanna Holborn Gray, Ph.D., James A. Henderson, Arthur C. Martinez, John B. McCoy, John D. Ong, A. Barry Rand and James A. Unruh.

(c) Shareowners ratified the appointment of Arthur Andersen LLP, as independent public accountants, to examine the consolidated financial statements for the current year ending December 31, 1996. The vote was 451,288,612 shares FOR and 4,508,800 shares AGAINST, with 3,500,204 shares abstaining.

      Shareowners also approved a proposal to amend the Company's
      Certificate of Incorporation to increase the number of authorized shares of common stock from 1.2 billion to 2.4 billion. The vote was 379,660,122 shares FOR the proposal and 73,914,640 shares were voted AGAINST the proposal, with 5,722,854 shares abstaining.

      A proposal to provide for the election of all Directors annually was approved. A total of 376,252,392 shares were voted FOR the proposal, 23,682,618 shares were voted AGAINST, 5,071,302 shares abstained and 54,291,304 broker non-votes were recorded. This proposal will affect all Directors elected on or after May 1, 1996 with current Directors fulfilling their current terms.

(d) A proposal by a shareowner to provide for cumulative voting in the election of Directors was not approved. A total of 82,252,593 shares were voted FOR the proposal, 286,652,142 shares were voted AGAINST, 36,101,577 shares abstained and 54,291,304 broker non-votes were recorded.



<PAGE14

Item 6    Exhibits and Reports on Form 8-K.
- ------    ---------------------------------

 (a)      Exhibits
          --------
          3(i) Certificate of Incorporation of the Company as amended on April 30, 1996.

          11a Statement re: Computation of primary earnings per share of the three months ended March 31, 1996 and 1995.

          11b Statement re: Computation of fully diluted earnings per share for the three months ended March 31, 1996 and 1995.

          11c Statement re: Computation of primary earnings per share for the three years ended December 31, 1995.

          11d Statement re: Computation of fully diluted earnings per share for the three years ended December 31, 1995.

          12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 1996 and March 31, 1995, and for the five years ended December 31, 1995.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          On April 16, 1996, a Current Report on Form 8-K dated April 16, 1996 was filed under Item 5, Other Events, to report Ameritech's earnings for the first quarter 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Ameritech Corporation




Date:  May 9, 1996                          By  /s/ Betty F. Elliott
                                            ------------------------
                                            Betty F. Elliott
                                            Vice President and Comptroller

                                            (Principal Accounting Officer)