Form 10-Q
period 1996-06-30
AMERITECH CORP /DE/
filed 1996-08-07
CIK 732715

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1996

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


                      Telephone Number - (800) 257-0902



  At July 31, 1996, 549,577,944 common shares were outstanding.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes    X No
       ----       ----

                   AMERITECH CORPORATION AND SUBSIDIARIES

                       Part I - Financial Information
                       ------------------------------

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

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Millions, except per share amounts)
                                 (Unaudited)


                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $ 3,744    $ 3,369    $ 7,311    $ 6,515
                                 -------    -------    -------    -------
Operating expenses
  Employee-related expenses.....     931        893      1,867      1,773
  Depreciation and amortization.     590        536      1,164      1,062
  Other operating expenses......   1,130        929      2,221      1,792
  Restructuring credit         .      --         --         --      (256)
  Taxes other than income taxes.     147        151        291        295
                                 -------    -------    -------    -------
                                   2,798      2,509      5,543      4,666
                                 -------    -------    -------    -------
Operating income................     946        860      1,768      1,849
Interest expense................     128        119        252        237
Other income, net  .............      73         35        124         68
                                 -------    -------    -------    -------
Income before income taxes......     891        776      1,640      1,680
Income taxes....................     324        272        595        598
                                 -------    -------    -------    -------
Net income...................... $   567    $   504    $ 1,045    $ 1,082
                                 =======    =======    =======    =======
Earnings per common share.......   $1.02      $0.91      $1.89      $1.96
                                   =====      =====      =====      =====
Dividends declared per common
 share    ......................   $0.53      $0.50      $1.06      $1.00
                                   =====      =====      =====      =====
Average common shares outstanding
 (millions)......................  553.2      553.7      554.0      553.0
                                   =====      =====      =====      =====


See Notes to Condensed Consolidated Financial Statements.

                   AMERITECH CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $   246       $   131
 Receivables, net............................    3,056         2,774
 Material and supplies.......................      208           205
 Prepaid and other...........................      326           342
                                               -------       -------
                                                 3,836         3,452
                                               -------       -------
Property, plant and equipment................   31,357        30,874
 Less, accumulated depreciation..............   18,132        17,417
                                               -------       -------
                                                13,225        13,457
                                               -------       -------
Investments, primarily international.........    2,376         1,497
Other assets and deferred charges............    3,730         3,536
                                               -------       -------
Total assets.................................  $23,167       $21,942
                                               =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Current liabilities
 Debt maturing within one year...............  $ 3,533       $ 2,138
 Accounts payable............................    1,545         1,792
 Other.......................................    1,872         1,831
                                               -------       -------
                                                 6,950         5,761
                                               -------       -------
Long-term debt...............................    4,216         4,513
                                               -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes...........      789           782
 Unamortized investment tax credits..........      189           208
 Postretirement benefits
   other than pensions.......................    2,960         2,967
 Other.......................................      667           696
                                               -------       -------
                                                 4,605         4,653
                                               -------       -------
Shareowners' equity
 Common stock, par value $1;2.4 billion
   shares authorized, 588,110,000 issued in 1996
     and 587,612,000 issued in 1995..........      588           588
 Proceeds in excess of par value.............    5,710         5,613
 Reinvested earnings.........................    2,667         2,209
 Treasury stock, at cost (34,703,000 shares
   in 1996 and 33,773,000 shares in 1995)..... (1,189)         (986)
 Deferred compensation.......................    (266)         (329)
 Currency translation adjustment.............    (121)          (85)
 Other, net..................................        7             5
                                               -------       -------
                                                 7,396         7,015
                                               -------       -------
Total liabilities and shareowners' equity....  $23,167       $21,942
                                               =======       =======

See Notes to Condensed Consolidated Financial Statements.

                   AMERITECH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)
                                                     Six Months Ended
                                                        June 30,
                                                     -------------
                                                   1996         1995
                                                   ----         ----
Cash Flows from Operating Activities

Net income...................................    $1,045       $1,082
 Adjustments to net income
  Restructuring credit, net of tax...........        --        (160)
  Depreciation and amortization..............     1,164        1,062
  Deferred income taxes, net.................         3           26
  Investment tax credits, net................      (19)         (25)
  Capitalized interest.......................      (14)          (7)
  Provision for uncollectibles...............       167           85
  Change in accounts receivable..............     (449)        (150)
  Change in material and supplies............      (19)           18
  Change in certain other current assets.....        13           32
  Change in accounts payable.................     (247)        (300)
  Change in certain other current
   liabilities .............................         61         (94)
  Change in certain other noncurrent
    assets and liabilities...................     (145)         (59)
  Other......................................      (24)         (44)
                                                -------      -------
Net cash from operating activities...........     1,536        1,466
                                                -------      -------
Cash Flows from Investing Activities

Capital expenditures.........................     (999)        (783)
Additional investments.......................     (880)        (184)
Other investing activities, net..............         6          (4)
                                                -------      -------
Net cash from investing activities...........   (1,873)        (971)
                                                -------      -------
Cash Flows from Financing Activities

Net change in short-term debt................     1,170        (207)
Issuance of long-term debt...................        --          194
Retirement of long-term debt.................      (22)         (26)
Dividend payments............................     (587)        (552)
Issuance of common stock  ..................         47           11
Proceeds from reissuance of treasury stock...       132          122
Repurchase of common stock...................     (287)         (26)
Other financing activities, net..............       (1)           --
                                                -------      -------
Net cash from financing activities...........       452        (484)
                                                -------      -------
Net increase in cash and
 temporary cash investments..................       115           11
Cash and temporary cash investments,
 beginning of period.........................       131           74
                                                -------      -------
Cash and temporary cash investments,
 end of period...............................    $  246       $   85
                                                =======      =======

See Notes to Condensed Consolidated Financial Statements.

                   AMERITECH CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, Ameritech restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995. As a result of the restructuring, a gain of $256 million or $160 million after-tax was recorded in the first six months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The total amount remaining accrued for restructuring charges as of June 30, 1996 was $52 million. See further discussion in Management's Discussion and Analysis below.

  NOTE 2:   Advantage Ohio

  In June 1996 the provisions of the "Advantage Ohio" plan were restored as a result of legislation in Ohio. The legislation was enacted following approval by the Public Utilities Commission of Ohio (PUCO) of an agreement between the Company and certain interexchange carriers, cable TV companies and consumer representatives, which stipulated a $21 million reduction in intrastate access charges effective September 1, 1996, as well as additional customer benefits. The Ohio Supreme Court had overturned the Advantage Ohio plan in March 1996.

                   AMERITECH CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
             THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 vs.
               THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995

  RESULTS OF OPERATIONS
  ---------------------
  Net income for the three months ended June 30, 1996 was $567 million or $1.02 per common share on 553.2 million average common shares outstanding. This represented a 12.5 percent increase in net income and a 12.1 percent increase in earnings per common share from the comparable prior year period, for which net income was $504 million or $0.91 per common share on 553.7 million average common shares outstanding.

  For the six months ended June 30, 1996, net income was $1,045 million or $1.89 per common share on 554.0 million average common shares outstanding. This represented a 3.4 percent decrease in net income and a 3.6 percent decrease in earnings per common share from the comparable prior year period, for which net income was $1,082 million or $1.96 per common share on 553.0 million average common shares outstanding.

  Results for the six months ended June 30, 1995 included an after-tax restructuring credit of $160 million or $0.29 per common share related to net settlement gains associated with lump-sum payments from the nonmanagement pension plan to former employees pursuant to the work force restructuring program. Excluding the work force restructuring credit in 1995, net income for the six months ended June 30, 1996 of $1,045 million would have represented an increase of 13.3 percent over the net income of $922 million for the six months ended June 30, 1995. Earnings per common share would have been $1.89 and $1.67, respectively, an increase of 13.2 percent.

  ----------------------------------------------------------------------
  Revenues
  --------
  Total revenues for the three and six months ended June 30, 1996 increased 11.1 percent and 12.2 percent, respectively, over the comparable prior year periods to $3,744 million and $7,311 million. The increases were primarily attributable to higher network usage volumes due to access line growth, volume increases in cellular services due to cellular subscriber growth, increased security monitoring revenues resulting from the October 1995 acquisition of The National Guardian Corporation and higher equipment sales. Rate reductions at the landline communications subsidiaries partially offset these increases.

  ----------------------------------------------------------------------
  Local service
  -------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $1,539     $1,398     $  141     10.1
  Six Months Ended            3,004      2,728        276     10.1

  The increases in local service revenues for the three and six months ended June 30, 1996 were primarily attributable to higher network usage volumes which increased revenues by $151 million and $277 million, respectively. The increased network usage volume resulted principally from growth in the number of access lines, which increased
  4.2 percent or 781,000 lines to 19,399,000 from 18,618,000 as of June
  30, 1995. Increased sales of call management services such as Call Forwarding and Caller ID also contributed to the revenue increases. These increases were partially offset by net rate reductions of $11 million and $5 million, respectively.

                 AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Network access
  --------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------

  Three Months Ended         $  585     $  576     $    9      1.6
  Six Months Ended            1,164      1,138         26      2.3


  Intrastate
  ----------
  Three Months Ended         $  135     $  145     $ (10)     (6.9)
  Six Months Ended              275        282        (7)     (2.5)

  The increases in interstate network access revenues for the three and six months ended June 30, 1996 were due primarily to increases of $50 million and $104 million, respectively, resulting from higher network usage. These increases were partially offset by net rate reductions of $36 million and $68 million, respectively, as well as increases in National Exchange Carrier Association common line support payments. Minutes of use related to interstate calls for the three and six months ended June 30, 1996 increased 7.5 percent and 8.4 percent, respectively, over the comparable prior year periods.

  The decreases in intrastate network access revenues for the three and six months ended June 30, 1996 were primarily due to net rate reductions of $22 million and $44 million, respectively, as well as decreases due to a reclassification of certain revenues to the long distance revenue category and a decrease in the second quarter of 1996 due to an unfavorable regulatory ruling in Illinois involving certain payphone revenues. These decreases were partially offset by increases of $28 million and $59 million, respectively, resulting from higher network usage. Minutes of use related to intrastate calls for the three and six months ended June 30, 1996 increased 13.1 percent over the comparable prior year periods. See also Note 2 for a discussion of additional intrastate access charge reductions in Ohio to become effective September 1, 1996.

  ----------------------------------------------------------------------
  Long distance service
  ---------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  392     $  362     $   30      8.3
  Six Months Ended              768        712         56      7.9

  The increases in long distance service revenues for the three and six months ended June 30, 1996 were primarily attributable to increases of $12 million and $30 million, respectively, resulting from higher network usage, combined with increases primarily related to the reclassification of certain revenues from the intrastate network access category.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Cellular, directory and other
  -----------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $1,093     $  888     $  205     23.1
  Six Months Ended            2,100      1,655        445     26.9

  The increases in cellular, directory and other revenues for the three and six months ended June 30, 1996 were attributable to cellular revenue growth resulting from a 39.7 percent increase in subscribers from 1,564,000 at June 30, 1995 to 2,185,000 at June 30, 1996. Paging
  revenues also increased as a result of a 36.6 percent increase in subscribers from 692,000 at June 30, 1995 to 945,000 at June 30, 1996. Revenues from the security monitoring business, equipment sales and nonregulated services, such as inside wire maintenance, also contributed to the increase. Increased security monitoring revenues resulted primarily from the October 1995 acquisition of The National Guardian Corporation.

  ----------------------------------------------------------------------
  Operating expenses
  ------------------

  Total operating expenses for the three and six months ended June 30, 1996 increased by 11.5 percent and 18.8 percent, respectively, to $2,798 million and $5,543 million. The increases were largely attributable to the work force restructuring which resulted in a credit of $256 million ($160 million after-tax) in the first six months of 1995 related to settlement gains resulting from lump-sum pension payments to former employees. Increased employee-related expenses and cost of sales in growth-related businesses, such as cellular and security monitoring services also contributed to the increase, as well as increased costs associated with new businesses such as long distance, personal communications services (PCS) and cable TV.

  ----------------------------------------------------------------------
  Employee-related expenses
  -------------------------

                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  931     $  893     $   38      4.3
  Six Months Ended            1,867      1,773         94      5.3

  The increases in employee-related expenses for the three and six months ended June 30, 1996 were primarily attributable to increased employee levels in the cellular, long distance, cable TV and security monitoring businesses, resulting in increased expenses of $44 million and $90 million, respectively, as well as increases of $21 million and $33 million, respectively, related to higher wage rates, commissions, overtime levels and bonus accruals for employees at the landline communications subsidiaries. These increases were partially offset by decreases in medical expenses due to renegotiated contracts with health care providers.

  There were 66,913 employees at June 30, 1996, compared with 62,127 at June 30, 1995. The increase was due to growth in the cellular and security monitoring businesses, as well as staffing for new businesses such as long distance and cable TV.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Depreciation and
       amortization
  ------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  590     $  536     $   54     10.1
  Six Months Ended            1,164      1,062        102      9.6

  The increases in depreciation and amortization expense for the three and six months ended June 30, 1996 were primarily due to higher plant balances, as well as higher effective depreciation rates.
  Amortization of intangibles from acquisitions, excluding equity investments, also contributed to the increases.

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $1,130     $  929     $  201     21.6
  Six Months Ended            2,221      1,792        429     23.9

  The increases in other operating expenses for the three and six months ended June 30, 1996 were largely attributable to growth-related cost of sales and business volume increases at the cellular and security monitoring services operations, as well as cost of sales increases related to increased equipment sales. Costs associated with long distance, PCS and cable TV also resulted in expense increases, as did higher uncollectibles and higher advertising and distributor commission expenses associated with increased marketing and sales efforts.

  Restructuring credit
  --------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $   --     $   --     $   --    n/a
  Six Months Ended               --      (256)        256    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 11,500 employees.
  New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of June 30, 1995, 10,298 employees had left the Company, with 313 leaving in the first quarter of 1995 and 870 leaving in the second quarter of 1995. A pretax, noncash settlement gain of $256 million was recorded in the first six months of 1995 associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Taxes other than income taxes
  -----------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  147     $  151     $  (4)     (2.7)
  Six Months Ended              291        295        (4)     (1.4)

  The decreases in taxes other than income taxes for the three and six months ended June 30, 1996 were due primarily to decreases in property taxes resulting from favorable legislation involving property tax reforms, as well as decreases in capital stock taxes resulting primarily from a smaller tax base in Illinois. These decreases were partially offset by increases in gross receipts taxes, primarily in Wisconsin.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  128     $  119     $    9      7.6
  Six Months Ended              252        237         15      6.3

  The increases in interest expense for the three and six months ended June 30, 1996 were primarily attributable to higher interest on short-term debt due to higher average balances, largely to finance the Company's acquisition of an interest in Belgacom, partially offset by the impact of lower effective interest rates.

  ----------------------------------------------------------------------
  Other income, net
  -----------------
                                                    Change
                                   June 30          Income   Percent
                                  ----------
  (dollars in millions)         1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $   73     $   35     $   38    108.6
  Six Months Ended              124         68         56     82.4

  Other income, net includes equity earnings from unconsolidated affiliates, interest income and other nonoperating items. Other income, net increased for the three and six months ended June 30, 1996 due primarily to an increase in equity earnings from international investments. Equity earnings from Belgacom favorably impacted the increase beginning in the second quarter of 1996.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)


  ----------------------------------------------------------------------
  Income taxes
  ------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  324     $  272     $   52     19.1
  Six Months Ended              595        598        (3)     (0.5)

  The increase in income taxes for the three months ended June 30, 1996 as compared with the prior year period was primarily attributable to the changes in pretax earnings related to the revenue and expense items previously discussed. The decrease in income taxes for the six months ended June 30, 1996 was due primarily to the tax effect ($96 million) associated with the work force restructuring credit recorded in the first quarter of 1995. Excluding the effects of this item, income taxes increased in line with the earnings of the business.


  FINANCIAL CONDITION AND OTHER MATTERS
  -------------------------------------
  Capital expenditures
  --------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  556     $  440     $  116     26.4
  Six Months Ended            1,022        805        217     27.0

  The increase in capital expenditures for the three and six months ended June 30, 1996 related primarily to higher capital expenditures at the landline and wireless communications subsidiaries to accommodate growth.

  ----------------------------------------------------------------------
  Dividends declared
  -------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  294     $  277     $   17      6.1
  Six Months Ended              587        553         34      6.1

  On June 19, 1996, the Board of Directors declared a quarterly dividend of $0.53 per common share, a 6.0 percent increase over the $0.50 per common share declared in the same quarter in the prior year.

  Additional Investment
  ----------
  During the first six months of 1996, a consortium led by Ameritech closed its strategic consolidation agreement with Belgacom S.A., the national telecommunications operator of Belgium. Ameritech invested about $865 million for its 35 percent allocable share in the consortium, or about
  17.5 percent of Belgacom S.A.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)
  ----------------------------------------------------------------------
  Debt ratio
  ----------
  The debt ratio was 51.2 percent as of June 30, 1996, compared with
  48.7 percent as of December 31, 1995. The increase is largely attributable to an increase in short-term debt used to finance the Belgacom investment and to fund the Company's acquisition of its own common stock.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------
  The ratio of earnings to fixed charges for the six months ended June 30 was 6.27 in 1996 and 6.90 in 1995. The ratio in 1995 was favorably affected by a credit of $256 million for work force restructuring.
  The work force restructuring program was largely funded by the Ameritech Pension Plan.


  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
  The Telecommunications Act of 1996 was signed into law on February 8, 1996. This legislation defines the conditions under which Ameritech will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives the Company an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use Ameritech's network facilities.

  On August 1, 1996 the Federal Communications Commission adopted rules by which competitors will connect to local network facilities. The rules address, among other things, unbundling of network elements, pricing for interconnection and unbundled elements, and resale of network services. The Company has not yet determined the impact of the new rules.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

                   AMERITECH CORPORATION AND SUBSIDIARIES

  Part II - Other Information
  ---------------------------
  Item 6 Exhibits and Reports on Form 8-K.
  ------ ---------------------------------

  (a)     Exhibits
          --------
          11a Statement re: Computation of primary earnings per share for the three months ended June 30, 1996 and 1995.

          11b Statement re: Computation of fully diluted earnings per share for the three months ended June 30, 1996 and 1995.

          11c Statement re: Computation of primary earnings per share for the six months ended June 30, 1996 and 1995.

          11d Statement re: Computation of fully diluted earnings per share for the six months ended June 30, 1996 and 1995.

          12 Computation of ratio of earnings to fixed charges for the six months ended June 30, 1996 and June 30, 1995.

          27   Financial Data Schedule.

  (b)     Reports on Form 8-K
          -------------------
          On July 16, 1996, a Current Report on Form 8-K dated July 16, 1996 was filed under Item 5, Other Events, to report
          Ameritech's earnings for the second quarter 1996.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Ameritech Corporation




  Date:  August 7, 1996                    By  /s/ Oren G. Shaffer
                                           ------------------------
                                           Oren G. Shaffer
                                           Executive Vice President and
                                           Chief Financial Officer

                                           (Principal Accounting Officer)