Form 10-Q
period 1996-09-30
AMERITECH CORP /DE/
filed 1996-11-08
CIK 732715

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 1996

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


                      Telephone Number - (800) 257-0902



  At October 31, 1996, 549,391,095 common shares were outstanding.


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

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Millions, except per share amounts)
                                 (Unaudited)


                                   Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $ 3,722    $ 3,381    $ 11,033   $ 9,896
                                 -------    -------    -------    -------
Operating expenses
  Employee-related expenses.....     952        963      2,819      2,736
  Depreciation and amortization.     600        537      1,764      1,599
  Other operating expenses......   1,147        940      3,368      2,732
  Restructuring credit..........      --        (10)        --       (266)
  Taxes other than income taxes.     150        149        441        444
                                 -------    -------    -------    -------
                                   2,849      2,579      8,392      7,245
                                 -------    -------    -------    -------
Operating income................     873        802      2,641      2,651
Interest expense................     130        119        382        356
Other income, net...............      74        112        198        181
                                 -------    -------    -------    -------
Income before income taxes......     817        795      2,457      2,476
Income taxes....................     298        283        893        881
                                 -------    -------    -------    -------
Net income......................  $  519     $  512     $1,564     $1,595
                                 =======    =======    =======    =======
Earnings per common share.......   $0.94      $0.92      $2.83      $2.88
                                   =====      =====      =====      =====
Dividends declared per common
 share    ......................   $0.53      $0.50      $1.59      $1.50
                                   =====      =====      =====      =====
Average common shares outstanding
 (millions)......................  549.8      554.5      552.6      553.5
                                   =====      =====      =====      =====
See Notes to Condensed Consolidated Financial Statements.

                   AMERITECH CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Millions)


                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $   214       $   131
 Receivables, net............................    3,127         2,774
 Material and supplies.......................      217           205
 Prepaid and other...........................      345           342
                                               -------       -------
                                                 3,903         3,452
                                               -------       -------
Property, plant and equipment................   31,767        30,874
 Less, accumulated depreciation..............   18,494        17,417
                                               -------       -------
                                                13,273        13,457
                                               -------       -------
Investments, primarily international.........    2,362         1,497
Other assets and deferred charges............    3,896         3,536
                                               -------       -------
Total assets.................................  $23,434       $21,942
                                               =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Current liabilities
 Debt maturing within one year...............  $ 3,650       $ 2,138
 Accounts payable............................    1,546         1,792
 Other.......................................    1,849         1,831
                                               -------       -------
                                                 7,045         5,761
                                               -------       -------
Long-term debt...............................    4,309         4,513
                                               -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes...........      814           782
 Unamortized investment tax credits..........      180           208
 Postretirement benefits
   other than pensions.......................    2,968         2,967
 Other.......................................      696           696
                                               -------       -------
                                                 4,658         4,653
                                               -------       -------
Shareowners' equity
 Common stock, par value $1;2.4 billion
   shares authorized, 588,110,000 issued in 1996
     and 587,612,000 issued in 1995..........      588           588
 Proceeds in excess of par value.............    5,714         5,613
 Reinvested earnings.........................    2,895         2,209
 Treasury stock, at cost (38,908,000 shares
   in 1996 and 33,773,000 shares in 1995)....   (1,359)         (986)
 Deferred compensation.......................     (266)         (329)
 Currency translation adjustment.............     (157)          (85)
 Other, net..................................        7             5
                                               -------       -------
                                                 7,422         7,015
                                               -------       -------
Total liabilities and shareowners' equity....  $23,434       $21,942
                                               =======       =======

See Notes to Condensed Consolidated Financial Statements.

                   AMERITECH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)
                                                    Nine Months Ended
                                                     September 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
Cash Flows from Operating Activities
Net income...................................    $1,564       $1,595
 Adjustments to net income
  Restructuring credit, net of tax...........        --         (167)
  Depreciation and amortization..............     1,764        1,599
  Deferred income taxes, net.................        26           43
  Investment tax credits, net................       (28)         (37)
  Capitalized interest.......................       (21)          (9)
  Provision for uncollectibles...............       250          132
  Change in accounts receivable..............      (603)        (393)
  Change in material and supplies............       (35)          31
  Change in certain other current assets.....        (6)          13
  Change in accounts payable.................      (246)        (180)
  Change in certain other current
   liabilities...............................        79          (62)
  Change in certain other noncurrent
    assets and liabilities...................      (327)         (48)
  Gain on exchange of
   cellular minority interests...............        --          (66)
  Other......................................       (34)         (25)
                                                -------      -------
Net cash from operating activities...........     2,383        2,426
                                                -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................    (1,649)      (1,338)
Additional investments.......................      (887)        (187)
Net proceeds from exchange
 of cellular minority interests..............        --           61
Other investing activities, net..............        64          (72)
                                                -------      -------
Net cash from investing activities...........    (2,472)      (1,536)
                                                -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................     1,282         (100)
Issuance of long-term debt...................       148          194
Retirement of long-term debt.................       (71)         (64)
Dividend payments............................      (880)        (829)
Proceeds from reissuance of treasury stock...       142          180
Repurchase of common stock...................      (466)         (95)
Other financing activities, net..............        17           16
                                                -------      -------
Net cash from financing activities...........       172         (698)
                                                -------      -------
Net increase (decrease) in cash and
 temporary cash investments..................        83          192
Cash and temporary cash investments,
 beginning of period.........................       131           74
                                                -------      -------
Cash and temporary cash investments,
 end of period...............................    $  214       $  266
                                                =======      =======

See Notes to Condensed Consolidated Financial Statements.

                   AMERITECH CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, Ameritech restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995. As a result of the restructuring, a gain of $266 million or $167 million after-tax was recorded in the first nine months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first nine months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The total amount remaining accrued for restructuring charges as of September 30, 1996 was approximately $50 million. See further discussion in Management's Discussion and Analysis below.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 vs.
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

  RESULTS OF OPERATIONS
  ---------------------
  For the three months ended September 30, 1996, net income was $519 million or $0.94 per common share on 549.8 million average common shares outstanding. This represented a 1.4 percent increase in net income and a 2.2 percent increase in earnings per common share from the comparable prior year period, for which net income was $512 million or $0.92 per common share on 554.5 million average common shares outstanding.

  For the nine months ended September 30, 1996, net income decreased 1.9 percent to $1,564 million from $1,595 million in the comparable prior year period. Earnings per common share were $2.83 on 552.6 million common shares outstanding, a decrease of 1.7 percent from the prior year period, when earnings per common share were $2.88 on 553.5 million average common shares outstanding.

  Results for the three and nine months ended September 30, 1995 included after-tax restructuring gains of $7 million or $0.01 per common share and $167 million or $0.29 per common share, respectively, related to net settlement gains associated with lump-sum payments from the nonmanagement pension plan to former employees pursuant to the work force restructuring program. Third quarter 1995 results also included an after-tax gain of $41 million or $0.07 per common share resulting from the exchange of minority interests in certain cellular partnerships.

  Excluding the gains from work force restructuring and the exchange of cellular minority interests, net income for the three months ended September 30, 1996 increased 11.9 percent to $519 million from $464 million for the three months ended September 30, 1995. Earnings per common share were $0.94 and $0.84, respectively, an increase of 11.9 percent. Net income for the nine months ended September 30, 1996, excluding one-time gains, increased 12.8 percent to $1,564 million from $1,387 million in the comparable prior year period, and earnings per common share rose 12.8 percent to $2.83 from $2.51 in the comparable prior year period.

  ----------------------------------------------------------------------
  Revenues
  --------
  Total revenues for the three months ended September 30, 1996 increased
  10.1 percent over the comparable prior year period to $3,722 million. The increase was primarily attributable to increases in the number of cellular and paging subscribers, growth in access lines resulting in higher network usage volumes and increased security monitoring revenues resulting from the October 1995 acquisition of The National Guardian Corporation. Rate reductions at the landline communications subsidiaries partially offset these increases.

                   AMERITECH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

  Local service
  -------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $1,515     $1,431     $   84      5.9
  Nine Months Ended           4,519      4,159        360      8.7

  Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increases in local service revenues for the three and nine months ended September 30, 1996 were primarily attributable to higher network usage volumes resulting from growth in the number of access lines, which increased
  3.7 percent or 706,000 lines to 19,552,000 from 18,846,000 as of
  September 30, 1995. Greater sales of call management services, such as Call Forwarding, Call Waiting and Caller ID, also contributed to the increases. Net rate reductions, related primarily to alternative regulation in Illinois and Ohio, partially offset these increases.

  ----------------------------------------------------------------------
  Network access
  --------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------

  Three Months Ended         $  583     $  556     $   27      4.9
  Nine Months Ended           1,747      1,694         53      3.1


  Intrastate
  ----------
  Three Months Ended         $  148     $  138     $   10      7.2
  Nine Months Ended             423        419          4      1.0

  Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

  The increases in network access revenues for the three and nine months ended September 30, 1996 were due primarily to increases in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Interstate minutes of use for the three and nine months ended September 30, 1996 increased by 4.7 percent and 7.1 percent, respectively, over the comparable prior year periods, and intrastate minutes of use for the three and nine months ended September 30, 1996 increased by 14.1 percent and 13.5 percent, respectively. These revenue increases were partially offset by rate reductions.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Long distance service
  ---------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  364     $  374      $ (10)     (2.7)
  Nine Months Ended           1,132      1,086         46       4.2

  Long distance service revenues are derived from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA).

  The decrease in long distance service revenues for the three months ended September 30, 1996 was primarily attributable to increased efforts on the part of other telecommunications carriers to bill their own customers for local toll calling. Previously, these carriers had allowed Ameritech to collect these revenues in exchange for the payment of access charges to complete the calls on the carriers' networks. As a result, this revenue decrease was substantially offset by a corresponding decrease in access charge expenses.

  The increase in long distance service revenues for the nine months ended September 30, 1996 was primarily attributable to volume increases due to higher network usage.

  ----------------------------------------------------------------------
  Cellular, directory and other
  -----------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $1,112     $  882     $  230     26.1
  Nine Months Ended           3,212      2,538        674     26.6

  Cellular, directory and other revenues include revenues derived from cellular communications, paging services, telephone directory publishing, lease financing, billing and collection services, telephone equipment sales and installation and security monitoring services.

  The increases in cellular, directory and other revenues for the three and nine months ended September 30, 1996 were largely attributable to cellular revenue growth resulting from a 37.0 percent increase in subscribers from 1,674,000 at September 30, 1995 to 2,293,000 at September 30, 1996. Paging revenues also increased as a result of a
  45.0 percent increase in subscribers from 722,000 at September 30, 1995 to 1,047,000 at September 30, 1996. Higher revenues from security monitoring, lease financing services, equipment sales and other nonregulated services, such as inside wire installation and maintenance and advanced data services, also contributed to the increases. Increased security monitoring revenues resulted primarily from the October 1995 acquisition of The National Guardian Corporation.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Operating expenses
  ------------------

  Total operating expenses for the three and nine months ended September 30, 1996 increased by 10.5 percent and 15.8 percent, respectively, to $2,849 million and $8,392 million. The increases were largely attributable to increased cost of sales in growth-related businesses, such as cellular and security monitoring services, and to increases in other operating expenses related to costs for emerging businesses, such as long distance, personal communications service (PCS) and cable TV. Operating expenses also increased in 1996 due to pretax gains of $10 million ($7 million after-tax) and $266 million ($167 million after-tax), respectively, in the three and nine months ended September 30, 1995 related to settlement gains associated with lump-sum pension payments to former employees.

  ----------------------------------------------------------------------
  Employee-related expenses
  -------------------------

                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  952     $  963     $  (11)    (1.1)
  Nine Months Ended           2,819      2,736         83      3.0

  The decrease in employee-related expenses for the three months ended September 30, 1996 was primarily attributable to lower medical benefit expenses and overtime levels, as well as the effects of union contract signing bonuses earned in the third quarter of 1995, at the landline communications subsidiaries. Lower benefit expenses were due primarily to renegotiated contracts with health care providers. These decreases were offset by higher wage and benefit expenses due to increased employee levels at emerging and growth related businesses, such as long distance, PCS, cellular and security monitoring, as well as higher wages at the landline communications subsidiaries.

  The increase in employee-related expenses for the nine months ended September 30, 1996 was primarily attributable to increased employee levels at emerging and growth related businesses, combined with higher wage rates, commissions and bonus accruals, partially offset by lower force levels at the landline communications subsidiaries.

  There were 65,790 employees at September 30, 1996, compared with 62,252 at September 30, 1995. The majority of the increase resulted from growth and acquisitions in the security monitoring business.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Depreciation and
       amortization
  ------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  600     $  537     $   63     11.7
  Nine Months Ended           1,764      1,599        165     10.3

  The increases in depreciation and amortization expense for the three and nine months ended September 30, 1996 were primarily due to higher plant balances, as well as higher depreciation rates on certain asset categories due to shorter depreciable lives established in 1994. Increased amortization of intangibles, due primarily to the acquisition of The National Guardian Corporation (National Guardian) in October 1995, also contributed to the increases.

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $1,147     $  940     $  207     22.0
  Nine Months Ended           3,368      2,732        636     23.3

  The increases in other operating expenses for the three and nine months ended September 30, 1996 were largely attributable to growth-related cost of sales and customer increases at the cellular and security monitoring operations, as well as cost of sales increases related to increased equipment sales. Also contributing to the increases were higher costs in the emerging long distance and PCS businesses, increased contract services costs for systems development and data center management, and higher uncollectibles and advertising expenses related to increased marketing and sales efforts.

  ----------------------------------------------------------------------

  Restructuring credit
  --------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $   --     $ (10)     $   10       n/a
  Nine Months Ended              --      (266)        266       n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 11,500 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of September 30, 1995, all 11,500 employees had left the Company, with 1,202 leaving in the third quarter of 1995 and 2,385 leaving in the first nine months of 1995. Pretax, noncash settlement gains of $10 million and $266 million, respectively, were recorded in the third quarter and first nine months of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first three quarters of 1996.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Taxes other than income taxes
  -----------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  150     $  149     $    1      0.7
  Nine Months Ended             441        444         (3)    (0.7)

  Taxes other than income taxes, which consist of property taxes, gross receipts taxes and other non-income based taxes, have not changed significantly in the quarter or year to date compared with the comparable prior year periods. Increases in capital stock and gross receipts taxes, resulting primarily from business growth and the acquisition of National Guardian, were partially or more than offset by property tax decreases for the three and nine-month periods, respectively. The decrease in property taxes resulted largely from favorable tax legislation, primarily in Ohio.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  130     $  119     $   11      9.2
  Nine Months Ended             382        356         26      7.3

  The increases in interest expense for the three and nine months ended September 30, 1996 were primarily attributable to higher interest on short-term debt due to higher average balances, largely to fund the Company's investment in its 17.5% consortium share of Belgacom S.A., the Belgian national telecommunications company, in March 1996. Short term debt also increased in order to meet working capital needs resulting from revenue growth, increased capital expenditures and higher costs related to new and emerging businesses, and to fund the Company's acquisition of its own common stock. Interest rate fluctuations resulted in a slight increase in interest expense for the three months ended September 30, 1996 compared with the prior year period and in a decrease in interest expense for the nine months ended September 30, 1996 compared with the prior year period.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

  Other income, net
  -----------------
                                                    Change
                                 September 30       Income   Percent
                                 ------------
  (dollars in millions)         1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $   74     $  112     $  (38)   (33.9)
  Nine Months Ended             198        181         17      9.4

  Other income, net includes equity earnings from unconsolidated affiliates, interest income and other nonoperating income and expense items. Other income, net decreased for the three months ended September 30, 1996 largely due to a $66 million pretax gain ($41 million after-tax) recorded in the third quarter of 1995 resulting from the exchange of minority interests in certain cellular partnerships. This decrease was offset by an increase in equity earnings from international investments, primarily Belgacom and Matav in Hungary.

  The increase in other income, net for the nine months ended September 30, 1996 was due primarily to increased equity earnings from international investments, partially offset by the effects of the 1995 gain on the exchange of minority interests in certain cellular partnerships.

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  298     $  283     $   15      5.3
  Nine Months Ended             893        881         12      1.4

  The increases in income tax expense for the three and nine months ended September 30, 1996 were impacted by the tax effects associated with the work force restructuring credits and the gain on the exchange of minority interests in certain cellular partnerships in 1995. The tax effects of the work force restructuring credits were $3 million and $99 million, respectively, in the three and nine months ended September 31, 1995, and the tax effect of the gain on exchange of cellular minority interests was $25 million in the three months ended September 30, 1995. Excluding the effects of these items, income taxes increased in line with the earnings of the business.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)


  FINANCIAL CONDITION AND OTHER MATTERS
  -------------------------------------
  Capital expenditures
  --------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  657     $  564     $   93     16.5
  Nine Months Ended           1,679      1,369        310     22.6

  The increases in capital expenditures for the three and nine months ended September 30, 1996 related primarily to higher capital expenditures at the landline communications subsidiaries to accommodate growth. During the nine-month period, the increase was also attributable to increased capital expenditures at the cable TV unit, which had comparable capital expenditures in the current quarter to that of the corresponding quarter in the prior year.

  ----------------------------------------------------------------------
  Dividends declared
 -------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Three Months Ended         $  291     $  277     $   14      5.1
  Nine Months Ended             878        831         47      5.7

  On September 18, 1996, the Board of Directors declared a quarterly dividend of $0.53 per common share, a 6.0 percent increase over the $0.50 per common share declared in the same quarter in the prior year. The weighted average number of common shares outstanding decreased to
  549.8 million shares in the three months ended September 30, 1996 from
  554.5 million shares in the comparable prior year period as a result of the Company's stock buy-back program.

  ----------------------------------------------------------------------
  Debt ratio
  ----------
  The debt ratio was 51.7 percent as of September 30, 1996, compared with 48.7 percent as of December 31, 1995. The increase is largely attributable to an increase in short-term debt used to finance the Company's investment in Belgacom, to fund the Company's acquisition of its own common stock and to meet additional working capital needs related to business growth.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------
  The ratio of earnings to fixed charges for the nine months ended September 30 was 6.18 in 1996 and 6.87 in 1995. The ratio in 1995 was favorably affected by a pretax credit of $266 million for work force restructuring and a gain of $66 million resulting from the exchange of minority interests in certain cellular partnerships.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

 Other Matters
 --------------

 Telecommunications Act of 1996
 ------------------------------
 The Telecommunications Act of 1996 (the 1996 Act) was enacted on February 8, 1996. This legislation defines the conditions under which Ameritech will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, provides the framework for additional competition in the Company's traditional local exchange markets.

 On August 8, 1996, the Federal Communications Commission (FCC) adopted rules to implement the local competition provisions of the 1996 Act. Among other things, the rules require local exchange carriers to provide interconnection to any requesting telecommunications carrier at any technically feasible point and equal in quality to that provided for the local exchange carriers' own operations. The rules also require each local exchange carrier to provide other carriers access to network elements on an unbundled basis and to offer for resale any telecommunications services that it provides at retail to subscribers who are not telecommunications carriers. The FCC's rules address mechanisms for pricing of interconnection, unbundled network elements and reselling of telecommunications services and prescribe that the individual state regulatory authorities develop specific rates and procedures consistent with general rules and guidelines established by the FCC.

 In September 1996, several local exchange carriers, including the Company, filed appeals of the FCC interconnection order in the U.S. Court of Appeals for the District of Columbia. In their appeals, the local exchange carriers argue, among other things, that the FCC exceeded its authority over state regulatory commissions, that the rules setting national pricing standards violate the 1996 Act and that the order will force local exchange carriers to sell elements of their networks below cost. Several companies also requested a stay of the FCC's order pending the outcome of the appeals, while others, including the Company, opposed the stay and requested only an expedited review of the order.

 Following the FCC's denial of the requests for a stay, a motion for a stay was filed by certain parties in the U.S. Court of Appeals for the Eighth Circuit (the Court) in St. Louis, which had been selected to hear the challenges to the FCC's order. On September 27, 1996, the Court ordered a temporary stay of the new rules pending the hearing of oral arguments from local exchange carriers and the FCC. On October 15, 1996, after hearing the oral arguments, the Court issued a partial stay of the FCC's order, saying that the pricing provisions and the "pick and choose" rule related to unbundled network elements could not take effect until the Court conducts a full review of the order and rules on the merits of the case. On November 1, 1996, the Court lifted the stay on three aspects of the pricing rules that apply primarily to cellular service providers. The FCC has indicated that it will appeal the Court's decision to the U.S. Supreme Court.

 It will not be possible to determine what effect the 1996 Act and the FCC rules implementing it will have on the Company's results of operations until the challenges to the rules have been resolved and the state regulatory commissions have acted on the matter within their jurisdiction under the 1996 Act.

                   AMERITECH CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (cont'd.)

 Other Matters (cont'd)
 ----------------------

 New Accounting Pronouncement
 ------------------------------
 In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement establishes standards of accounting for transfers of assets in which the transferor has some continuing involvement with the assets transferred or with the transferee. It also clarifies the accounting for arrangements whereby assets are set aside for the extinguishment of a liability.

 The statement was to be effective for transactions occurring after December 31, 1996, with early or retroactive application prohibited. However on October 16, 1996 the FASB agreed to consider a deferral of the effective date of paragraphs 9 through 12 and 15 of FAS No. 125 for repurchase agreements, dollar rolls, securities loans and similar transactions, including related transfers of collateral, to allow more time for accounting systems to be put in place. The proposed effective date for the provisions of these paragraphs is for transactions occurring after December 31, 1997. The Company does not expect adoption of this standard will have a material impact on the financial statements.

                   AMERITECH CORPORATION AND SUBSIDIARIES



  Part II - Other Information
  ---------------------------
  Item 6 Exhibits and Reports on Form 8-K.
  ------ ---------------------------------

  (a)     Exhibits
          --------
          3(i) Certificate of Incorporation of the Company as amended on July 31, 1996.

          11a Statement re: Computation of primary earnings per share of the three months ended September 30, 1996 and 1995.

          11b Statement re: Computation of fully diluted earnings per share for the three months ended September 30, 1996 and 1995.

          11c Statement re: Computation of primary earnings per share for the nine months ended September 30, 1996.

          11d Statement re: Computation of fully diluted earnings per share for the nine months ended September 30, 1996.

          12 Computation of ratio of earnings to fixed charges for the nine months ended September 30, 1996 and September 30, 1995.

          27   Financial Data Schedule.

  (b)     Reports on Form 8-K
          -------------------
          A Current Report on Form 8-K dated October 15, 1996 was filed under Item 5, Other Events, to report Ameritech's earnings for the third quarter of 1996.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Ameritech Corporation




  Date:November 7, 1996                    By  /s/ Barbara A. Klein
                                           ------------------------
                                           Barbara A. Klein
                                           Vice President and Comptroller

                                           (Principal Accounting Officer)