Form 10-K405
period 1996-12-31
AMERITECH CORP /DE/
filed 1997-03-13
CIK 732715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996
                       Commission File Number 1-8612

                           AMERITECH CORPORATION
A Delaware Corporation                            I.R.S. Employer No.
                                                      36-3251481
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
   requirements for the past 90 days. Yes    X  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-
   K or any amendment to this Form 10-K.     X
     Based on the average sales price, the aggregate market value of the voting stock held by nonaffiliates of Ameritech Corporation on February 28, 1997 was approximately $35,142,000,000 based on the closing price of $63.75 per share. As of that date, 551,243,884 common shares and preference stock purchase rights were issued and outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's annual report to security holders for the year ended December 31, 1996 (Part II, Items 5 through 8, Part IV, Item 14).

      Portions of the registrant's definitive proxy statement dated February 27, 1997 issued in connection with the annual meeting of shareowners (Part III, Items 10 through 13).

                             TABLE OF CONTENTS

                                  PART I

 Item                                                        Page
 ----                                                        ----
  1.   Business.........................................       1

  2.   Properties.......................................      15

  3.   Legal Proceedings................................      16

  4.   Submission of Matters to a Vote of Security
        Holders ........................................      17

       Executive Officers...............................      17

                                  PART II

  5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.............................      18

  6.   Selected Financial and Operating Data............      18

  7.   Management's Discussion and Analysis of
         Results of Operations and
         Financial Condition  ..........................      18

  8.   Financial Statements and Supplementary Data......      18

  9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.........      18


                                 PART III


  10.  Directors and Executive Officers
       of the Registrant................................      19

  11.  Executive Compensation...........................      19

  12.  Security Ownership of Certain Beneficial Owners
        and Management..................................      19

  13.  Certain Relationships and Related Transactions...      19

                                  PART IV

  14.  Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K.........................      19

                                  PART I

   Item 1.   Business.

   The Company

      Ameritech Corporation (Ameritech or the Company), a holding company incorporated in 1983 under the laws of the State of Delaware, has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 1-800-257-0902). The Company provides a wide range of communications services, including local and long distance telephone, cellular, paging, directory advertising, security monitoring, cable TV, electronic commerce and on-line services.

      Ameritech operates its business within the framework of customer-specific business units delivering specialized services to various categories of customers, each with unique requirements. The functions of the business units, which include consumer, business, cellular, advertising and capital services, as well as services provided to other companies in the communications industry, overlap the legal entities which form the infrastructure of the Company. The products and services of all the companies are marketed under the "Ameritech" brand identity, but the Company's five landline communications companies remain responsible within their respective service areas for providing telephone and other communications services, subject to regulation by the Federal Communications Commission (FCC) and the respective public service commissions in Illinois, Indiana, Michigan, Ohio and Wisconsin.

      The Company is one of seven regional holding companies (RHCs) formed in connection with the court-approved divestiture of certain assets of AT&T Corp. (AT&T), formerly American Telephone and Telegraph Company. Effective January 1, 1984, AT&T transferred to Ameritech its 100% ownership of the exchange telecommunications, exchange access and printed directory advertising portions of Illinois Bell Telephone Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (referred to collectively as the "Ameritech landline communications subsidiaries" and individually as Ameritech Illinois, Ameritech Indiana, etc.), as well as a cellular communications company.

      The consent decree, entitled "Modification of Final Judgment" (Consent Decree), as originally approved in 1982 by the United States District Court for the District of Columbia (Court), placed restrictions on the post-divestiture activities of the seven RHCs, including Ameritech. Relief from these restrictions could be had only upon a showing to the Court that there was no substantial possibility that the requesting company could use its monopoly power to impede competition in the market it sought to enter.
   Over time, the Court granted waivers to the RHCs to engage in otherwise prohibited lines of business, including the right to offer information services. The Company sought to remove or modify the remaining restrictions, which included prohibitions on providing long distance services and manufacturing telecommunications equipment. These efforts were suspended upon the passage of the Telecommunications Act of 1996 (Telecom Act). The Telecom Act effectively superseded future operation of the Consent Decree. Consequently, in April 1996, the Court issued an order terminating the Consent Decree and dismissing all pending waiver requests.

   Implementing the Telecom Act

      On February 8, 1996, the first comprehensive overhaul of telecommunications legislation in 62 years was signed into law, removing barriers that prevented the phone, cable TV and broadcast industries from entering each others' businesses. The Telecom Act addresses various aspects of competition within, and regulation of, the communications industry. Among other things, the new law defines the conditions under which Ameritech and the other RHCs may offer long distance service and provides certain mechanisms intended to facilitate local exchange competition. The Act gives the FCC the authority to determine when the incumbent local exchange carriers have satisfied the statutory criteria required to provide long distance service in an in-region state, including meeting a 14-point competitive checklist. For the RHCs, immediate relief under the new law included permission to provide in and out-of-region cellular long distance, out-of-region landline long distance and certain incidental long distance services. The law eliminates any remaining barriers to companies wishing to compete against providers of local phone service.

      As required by the new law, in August 1996 the FCC adopted rules to implement the local competition provisions. The rules require local exchange carriers, among other duties, to (1) provide interconnection to any telecommunications carrier at any technically feasible point, equal in quality to that provided for the local exchange carrier's own operations; (2) provide such carriers with access to network elements on an unbundled basis; and (3) offer for resale, at wholesale rates, any telecommunications services that the local exchange carrier provides at retail to subscribers who are not telecommunications carriers. The FCC's rules address pricing for interconnection, unbundled network elements and resale of telecommunications services.

      In October 1996, in an order entered in an appeal filed by certain local exchange carriers, the U.S. Court of Appeals for the Eighth Circuit stayed the portion of the FCC rules with respect to pricing and the FCC's so-called "pick and choose" rules. The U.S. Supreme Court declined to overturn the appeals court stay. The stay will be in effect until the appeals court decides on the merits of those provisions, which is likely in 1997. Although Ameritech filed a separate lawsuit, the appeals court consolidated all challenges to the FCC rules. In the meantime, the rest of the FCC's interconnection rules remain in effect.

      It will not be possible to determine what effect the FCC rules will have on the Company's business until challenges to the rules have been resolved and the state regulatory commissions have acted on the matters within their jurisdictions.

   Ameritech's Full-Service Communications Business

   Landline Communications Services

      Ameritech furnishes a wide variety of advanced communications services, including local exchange and toll service, network access and communications products, to more than 12 million business, residential and communications company customers in an operating area comprised of 37 Local Access and Transport Areas (LATAs) in Illinois, Indiana, Michigan, Ohio and Wisconsin. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which each Ameritech landline communications company may provide telephone service. The companies provide two basic types of communications services. They transport communications traffic between a subscriber's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport). In addition, they provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of long distance carriers, which in turn provide communications service between LATAs (interLATA, or long distance, service).

      The Company also provides directory publishing, public telephone and local and toll operator services, including collect calls, third number billing, person-to-person and calling card calls. It offers call management services, including voice mail, Caller ID, call waiting and call forwarding, as well as digital network services such as on-line database access and fax messaging, document sharing functions and video conferencing for desktop computers. A new national directory assistance service became available in the Chicago and Detroit areas in 1996, with plans calling for this service to be offered across the region. Ameritech provides billing and collection services for several companies, including billing for long distance services offered by certain long distance carriers, some of which began billing their own customers in 1996. In 1996, Ameritech launched the first phase of a plan to offer a single bill for local, local toll, cellular, paging and security monitoring services, with cable TV and Ameritech long distance services to be added at a later date.

      Ameritech markets its local phone services on a wholesale basis to certain carriers that resell services from the Company's network. At year end, the Company served more than 3,000 network and information providers, including cellular, personal communications services (PCS) and other communications companies, who buy services to use in their product offerings.

      Local service is a growing segment of the market. Ameritech added 647,000 customer access lines in 1996, bringing the total to
   19.7 million, primarily the result of second line additions as residential customers installed fax machines and added modems for Internet access and data transmission. Demand for call management services also increased as customers sought greater convenience and control over their telephone communications. Business lines grew by almost 7.0% to 6.6 million and residential lines increased by 3.1% to 12.4 million. Call management subscribership increased by 24%. At the end of 1996, the Company led its industry peers in productivity with 392 customer lines per landline communications company employee, a 5.1% increase in 1996. As of December 31, 1996, 83% of Ameritech's customer lines were served by digital switches and 95% were served by fiber optic cable.

      The following table sets forth the number of access lines served by Ameritech at the end of each of the last five years:

                          Access lines in service

                              (in thousands)

                                 1996    1995    1994   1993    1992
                                 ----    ----    ----   ----    ----
   Illinois..................   6,473   6,258   5,983  5,763   5,586
   Indiana...................   2,086   2,018   1,924  1,855   1,770
   Michigan..................   5,124   4,979   4,747  4,563   4,431
   Ohio......................   3,884   3,754   3,609  3,481   3,380
   Wisconsin.................   2,137   2,048   1,976  1,898   1,834
   Total lines...............  19,704  19,057  18,239 17,560  17,001
   Percent increase over prior
     year....................     3.4     4.5     3.9    3.3     2.5

   Regulatory Environment - Federal

      The Ameritech landline communications subsidiaries are subject to the jurisdiction of the FCC pursuant to applicable law. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and nonregulated services, and the principles and standard procedures used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities.

      The transformation of the local exchange business has been underway for some time, even before recent federal legislation. Ameritech's interstate revenues are now regulated by a price cap mechanism rather than by rate-of-return regulation. The FCC's price cap regulatory scheme sets maximum limits on the prices that local exchange carriers can charge for interstate access as compensation for the use of their facilities for the origination or termination of long distance and other communications by other carriers. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. Under price caps, local exchange carriers have increased flexibility to change prices of access services, as well as prices for interstate intraLATA and video dial tone service offerings, provided they do not exceed the allowed price cap. Under interim changes to the price cap plan, the FCC adopted three productivity/sharing options. Ameritech elected the 5.3% productivity factor which allows the Company to retain all of its earnings, whereas election of a lower factor would require earnings to be shared with customers. The FCC has established a rulemaking proceeding to consider permanent changes to its price cap regulation plan.

      One major regulatory uncertainty concerns access charge reform. In December 1996, the FCC laid out its proposals in this area, asking for comments on a number of steps it would take to restructure the fees to make the system compatible with the pro-competitive deregulatory framework established by the Telecom Act. This move was the third in a trilogy of FCC actions that it has said are designed to foster and accelerate the introduction of efficient competition in all telecommunications markets. In August 1996, the FCC released its Interconnection Order to implement the local competition provisions of the Telecom Act. In November 1996, the Federal-State Universal Service Joint Board issued its recommendations to the FCC for reforming the existing system of universal basic telephone service, which is the part of access charges used, among other things, to subsidize local service in high cost areas of the country. The goal is to preserve and advance universal service in a manner that permits local telephone markets to move from monopoly to competition. The FCC's current access charge policies were adopted at the time of the divestiture by AT&T. These policies were designed primarily to promote competition in the interstate, interexchange market by ensuring that all long distance companies would be able to originate and terminate their traffic over incumbent local exchange carrier networks at just, reasonable and nondiscriminatory rates. Although these policies contemplated long distance competition, they did not attempt to address the potential effects of full competition. Final rules on access charges are expected in May 1997. In a separate proceeding, the FCC is working to overhaul the mechanism to determine the actual cost of universal service and how those costs will be recovered.

      As part of the process of reforming the interstate access charge system, the FCC sought comment on the treatment of Internet and other information service providers (sometimes referred to as enhanced service providers) that also use the local exchange carriers' facilities. Since the access charge system was established in 1983, enhanced service providers have been classified, for purposes of the access charge rules, as end users rather than carriers and therefore are exempt from access charges. The FCC made no specific proposals, but tentatively concluded that enhanced service providers should not be subject to access charges as currently constituted.

   Other FCC Matters

      In June 1996, the FCC adopted rules that will allow customers to switch local exchange carriers without having to change their phone numbers. Under the rules, by the end of 1998 the one hundred largest metropolitan areas must have "number portability" that meets FCC standards, and local exchange carriers are required to offer temporary number portability, such as remote call forwarding, immediately. The FCC has not yet decided whether wireless carriers must offer portability. The groundwork for number portability was already laid in Illinois in March 1996 when the state regulatory commission approved a stipulated agreement among Ameritech and other telecommunications carriers, the first of its kind in the nation, to implement number portability as soon as technically feasible in the Chicago area, as early as 1997.

      In July 1996, the FCC announced that the former Bell operating companies of AT&T (Bell Companies) providing out-of-region long distance service through an affiliate will be regulated as "nondominant carriers" as long as they meet three requirements. The interim rules allow the Bell Companies nondominant carrier status if their affiliated companies maintain accounting records separate from those of the parent company, do not jointly own transmission or switching equipment with the parent company and obtain services from the parent company at tariffed rates. Nondominant carriers do not face price cap regulation and their tariffs take effect on one day's notice, compared with at least two weeks for dominant carriers. The FCC plans to establish final rules for Bell Company out-of-region services in another rulemaking that began in March 1996.

      In December 1996, the FCC issued transitional structural and accounting rules that apply to the provision of certain services provided by the Bell Companies including in-region long distance services. These rules require that certain services be provided through a separate affiliate and prohibit joint ownership of switching and transmission facilities. In addition, they call for nondiscrimination between the affiliate and nonaffiliate long distance carriers, subject to certain exceptions. The FCC order did not resolve the issue of whether Bell Company in-region long distance affiliates will be considered nondominant.

   Regulatory Environment - State

      The Ameritech landline communications subsidiaries are also subject to regulation by state commissions with respect to certain intrastate rates and services. Ameritech operates under price regulation in each of the states in its region. Under some of these regulatory regimes, in exchange for certain regulatory freedoms the Company has agreed to certain rate reductions and moratoriums on price increases for two to six years. Ameritech has asked all five state commissions in its region to declare that its statement of generally available terms and conditions for interconnection meets the competitive checklist under the Telecom Act.

   Illinois

      Advantage Illinois, approved by the Illinois Commerce Commission (ICC) in 1994, provided a new framework for regulating Ameritech Illinois by capping prices for noncompetitive services. At the same time, the monthly line charge for residential customers and residential calling rates within local calling areas was capped at November 1994 levels for five years. In return for these price protections, the ICC removed a ceiling on earnings to reflect the increasingly competitive communications industry and to create the incentive to invest in new technology, develop new services and improve efficiency.

      In April 1996, Ameritech Illinois implemented Dial 1+ capability in its local toll markets, giving customers the ability to choose an alternate carrier for intraLATA toll calls by dialing 1 before the phone number. The ICC issued an order in June that set rules and pricing mechanisms for interconnection, unbundled network elements and the wholesale discount to resellers of local services. The order was in response to an AT&T petition that requested a wholesale price for retail services of Ameritech Illinois and another Illinois local exchange carrier. In July 1996, the company implemented a $31 million general rate reduction, including price cuts for residential calling, Caller ID and other optional features and monthly line charges for business customers statewide. This was the third consecutive year of price reductions under the Advantage Illinois plan totaling $164 million. In November, the ICC allowed Ameritech's statement of generally available terms and conditions for interconnection to go into effect, subject to further review by the ICC. In February 1997, a Second Interim Order was issued by the ICC which incorporated updates based on an interconnection agreement recently approved by the ICC.

   Indiana

      In 1994, the Indiana Utility Regulatory Commission (IURC) approved the Opportunity Indiana plan. Under the plan, market-based pricing and flexibility was instituted for competitive services, including Centrex, dedicated communications services, 800 service, WATS, operator services and business intraLATA toll service. Monthly rates for basic local residential service decreased by more than two dollars over two years and remain capped until 1998. In addition, Ameritech Indiana is investing up to $120 million in infrastructure to extend advanced communications links, including two-way interactive video, to interested schools, hospitals and major government institutions by the year 2000.

   Michigan

      Ameritech Michigan is governed by the Michigan
   Telecommunications Act (MTA), which is in effect until January
   2001. Under the law, Ameritech Michigan is authorized to restructure local exchange, toll and access rates to address historical subsidies built into rates. The MTA ended rate regulation of intraLATA toll and payphone services and streamlined the procedures to obtain increases in local exchange rates.

      Ameritech Michigan began rebalancing its local exchange pricing structure in February 1996. The previous structure, designed more than 60 years ago, included subsidies that deterred competition. Prices for basic local services were increased by a maximum of 99 cents per month for business and certain residential customers. Some residents saved as much as 14 cents per month. This was the company's first increase in residential prices and the second increase in business prices since 1984.

      In July 1996, as a result of a Michigan Public Service Commission (MPSC) order requiring Ameritech Michigan to either discount intraLATA access rates or provide dialing parity on toll calls in over 80% of its exchanges, the company announced plans to reduce certain access fees to long distance companies in Michigan by 55%. Beginning January 1, 1996, consumers in certain Ameritech Michigan exchange areas were able to use Dial 1+ capability for intraLATA toll calls. In December 1996, the Michigan Court of Appeals issued a stay of the MPSC orders requiring statewide implementation of dialing parity. The stay will continue until the Court of Appeals can hear the entire case and render a decision. The Michigan Supreme Court declined to vacate the stay. Ameritech Michigan already provides Dial 1+ capability to over 70% of its access lines. More customers will be given this capability as the company proceeds through the regulatory process to offer interLATA long distance service.

      In January 1997, Ameritech Michigan filed for commission approval to continue the rate restructuring to better align telecommunications prices with their costs. If approved by the MPSC, the changes could become effective in early May 1997.

   Ohio

      In January 1995, Ameritech Ohio implemented its Advantage Ohio price regulation plan following approval by the Public Utility Commission of Ohio (PUCO). Under the plan, overall rate changes are subject to price caps. Rates for all services were capped in 1995 and rates for basic access lines and usage were capped for an additional five years. The plan provides for the ability to flexibly price competitive and discretionary services. A series of rate reductions totaling $84 million annually are being phased in over a six-year period including reductions in the rates for residential local usage and access lines, reductions in carrier access charges and the deaveraging of access line rates.
   Ameritech Ohio committed to meeting certain benchmarks for the deployment of advanced technology to schools, hospitals and libraries, funding of community computer centers, a discounted Lifeline telephone service for low-income customers and $21 million in grants for new technology in public schools and for economic development.

      In March 1996, the Ohio Supreme Court released an opinion reversing the PUCO's order that approved the Advantage Ohio plan and remanding the matter to the commission. The court ruled that the PUCO exceeded its statutory authority when it used alternative rate-setting methods to establish basic local exchange service rates because of the procedure followed by the company and the commission. In June 1996, the governor of Ohio signed into law a bill that restored the original benefits of the plan and included $21 million in intrastate access charge reductions, as well as additional customer benefits in the event Ameritech Ohio does not meet prescribed levels of service.

   Wisconsin

      With passage of a telecommunications bill in 1994, the Public Service Commission of Wisconsin (PSCW) regulates Ameritech Wisconsin prices rather than earnings. Under the law, price regulation places no limits on how much the company can earn in Wisconsin. Ameritech Wisconsin filed tariffs to adopt pure price regulation effective September 1, 1994. Prices were reduced by $35 million on an annualized basis. An additional $10 million carrier common line access charge reduction was phased in over a two year period ending in 1996. Under the terms of the bill, Ameritech Wisconsin committed to spending, by the year 2000, at least $700 million on new equipment and technology, extending fiber optics to hundreds of secondary schools, technical colleges, universities, hospitals and libraries in the state.

      In 1995, tariffs were filed, effective January 1, 1996, which required implementation of Dial 1+ capability. By September 1996, all of Ameritech Wisconsin's service area had been converted to 1+ dialing.

      In 1996, the PSCW referred a quality of service complaint against Ameritech Wisconsin to the state Attorney General's office for prosecution and appealed a county circuit court's decision that dismissed the commission's direct civil court action against the company. The PSCW sued Ameritech Wisconsin regarding compliance with service standards in 1995, but the suit later was dismissed by the county court. The Company has made a good-faith effort to offer additional compensation to customers throughout the region affected by past service problems and has taken steps to ensure that customers receive excellent service, including improving productivity, hiring additional service technicians and upgrading internal systems for dispatching repair crews. The Company's service problems in the summer of 1995 resulted from severe weather that caused service disruptions, as well as personnel shortages resulting in part from an early retirement offer in 1994 and 1995 that proved more popular than anticipated.

      In April 1997, Ameritech Wisconsin plans to introduce a flat rate plan for local toll calls. The new rate will replace the company's current local toll pricing structure which includes over 40 different rates.

   Other State Matters

      Ameritech has negotiated and secured state commission approval of a significant number of agreements with competing local carriers to interconnect to Ameritech's network, as provided for under the Telecom Act. The state commissions have issued arbitration rulings to settle negotiations between the Company and various carriers on issues involved in opening local phone service to competition. Final agreements based on these actions will provide competitive carriers with the services and network elements they seek in order to enter the local service market.

   Cellular and Other Wireless Services

      Ameritech provides wireless transport of voice, data and video, plus certain call management services, to more than 2.5 million cellular customers in Illinois, Indiana, Hawaii, Michigan, Missouri, Ohio and Wisconsin. In 1996, the Company added approximately 620,000 cellular customers to its base, a 33% increase over the prior year. Commercial introduction of ClearPath [SM], the Company's new Code Division Multiple Access
   (CDMA) digital cellular service, offering improved call clarity, longer battery life, superior privacy, fraud protection and call management features, is planned for the Chicago area in mid-1997, with the Detroit market to follow.

      Upon passage of the Telecom Act, the Company offered long distance service to its cellular customers in Illinois, Indiana, Michigan, Ohio, Wisconsin and Missouri and is currently serving more than a million customers with cellular long distance service. Long distance calls originating within but terminating outside of the region are carried by two long distance companies, WorldCom, Inc. and Teleglobe Inc.

      The explosion in communication connectivity has caused the market for managing, storing, processing and using information to grow. Consequently, the requirement of the network to transport data, in addition to voice messages, is rapidly increasing. Ameritech's wireless data solutions help mobile workers respond to their customers faster by enabling them to access computer information at the office.

      Worldwide, the Company, including companies owned partially by Ameritech, serves approximately 3.9 million cellular customers. Ameritech has interests in strategic cellular partnerships in Norway, China and, until recently, Poland, and has investments in other cellular providers, discussed in the section on Ameritech's Global Expansion.

      The Company currently provides local and nationwide paging services to customers using more than 1.1 million paging units in Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio and Wisconsin, a 53% increase over 1995. In 1994, Ameritech won the narrowband PCS regional license to offer two-way paging in the Midwest. The Company plans to offer 2-way paging to customers regionwide beginning in 1997. The return paging channel will enable users of two-way pagers to acknowledge a page and, eventually, to provide a detailed response. New products and services will provide customers with a wireless e-mail connection to the Internet, allowing customers to receive and send e-mail anytime, anywhere.

      In 1995, Ameritech acquired broadband PCS licenses in the Cleveland and Indianapolis major trading areas and has begun system construction in both of these markets. These licenses cover almost 8 million potential customers and will provide an effective complement to the Company's existing cellular and landline networks. Ameritech is currently offering wireless services to customers in Indianapolis and Cleveland through resale agreements and plans to provide facility-based services beginning in 1998.

   Directories and Electronic Advertising Services

      Ameritech provides directory and electronic advertising to local, regional and national businesses throughout its five state region. The Company publishes more than 450 Ameritech PagesPlus[R] white and yellow pages directories in Indiana, Wisconsin, Ohio and Michigan and, in partnership with Donnelley Directory, in Illinois and northwestern Indiana, with a total distribution of over 40 million.

      In order to complement its existing product lines and leverage its present content investments, Ameritech introduced its on-line Yellow Pages in 1996. The service links Internet users to more than 10 million businesses in the United States and thousands of other World Wide Web information and shopping sources. The Ameritech[SM] Internet Yellow Pages, located at yp.ameritech.net, provides extensive national, regional and local information in the familiar yellow pages directory format. In addition to offering simple listings, Ameritech develops custom web sites to help advertisers meet their promotional and business needs.

   Capital Services

      Ameritech offers a wide range of leasing and equipment financing solutions for medium to large businesses and governmental units. The Company has financed more than $2.5 billion worth of equipment and services since 1984, serving approximately 6,000 customers in all 50 states.

   Ameritech's New Services

   Cable TV

      Currently, Ameritech cable TV systems are in operation in 20 communities in the Chicago, Detroit, Cleveland and Columbus areas. The Company has 35 franchise agreements representing 700,000 households and more than 1.7 million people. Ameritech, GTE Corporation, The Walt Disney Company, BellSouth Corporation (BellSouth), SBC Communications Inc. and Southern New England Telecommunications Corporation (SNET) are partners in a venture designed to develop, acquire, package and market traditional and interactive video programming to millions of consumers nationwide. The agreements provide that the Los Angeles-based joint venture, named Americast, will be funded collectively by the five original partners with $500 million over a five-year period, plus a smaller investment from SNET. Initially, the americast [TM] package of programming delivered by Ameritech is a comprehensive offering of 80 to 90 channels which could expand to include several hundred channels in the next few years. The venture is developing a navigator, software that creates an on-screen viewing environment, to allow customers to access these services with ease.

   Security Monitoring

      Ameritech is the United States' second largest provider in the security monitoring business through the acquisitions of SecurityLink in December 1994 and The National Guardian Corporation in October 1995. In July 1996, the Company purchased the security monitoring assets of Richmond, Virginia-based Circuit City Stores, Inc. In addition, Ameritech agreed to provide security monitoring for Circuit City's 536 U.S. stores. In September 1996, the Company formed a strategic alliance with FirstService Corp. by purchasing the security monitoring assets of Pre-Alert Security Systems, Inc. and certain security monitoring accounts of Intercon Security Ltd. Both companies are based in Toronto, Canada. In November 1996, Ameritech formed a strategic alliance with Toronto-based Romex Security Systems, Inc., making the combined operations the largest security monitoring services provider in Canada. Under the agreement, the Company's Canadian subsidiary acquired the assets of Romex, including monitoring contracts, its alarm monitoring station and its regional alarm response services. Romex management will continue to oversee the operation's strategic direction and development in coordination with SecurityLink's Canadian management team.

      SecurityLink [SM] from Ameritech offers a full array of security products and services for homes and businesses, including burglar and fire alarm systems, personal emergency response service, closed circuit TV and electronic access control. The
   Company currently serves approximately 367,000 residential and business customers in all 50 states and Canada.

   Long Distance Services

      Under the Telecom Act, Ameritech and the other RHCs must open their respective local markets to competition by implementing a 14-point checklist before they can offer interLATA long distance service to their local landline customers. The FCC will determine whether or not an RHC has satisfied the statutory criteria, including the competitive checklist, compliance with structural and accounting rules and whether its entry into long distance is consistent with the public interest. An RHC is restricted from providing interLATA long distance service until the FCC determines that the statutory criteria have been met. The FCC will give substantial weight to Department of Justice recommendations in reviewing RHC entry into the market. The FCC has 90 days to act upon a local exchange carrier's application to provide interLATA long distance service.

      InterLATA long distance is a $9 billion market in the Ameritech local service area. The Company expects to offer landline long distance service within its region in 1997. Ameritech is certified to provide long distance service in all states outside its five-state region. Long distance carriers, WorldCom, Inc. and Teleglobe Inc., will complete long distance calls outside the Ameritech region on a resale basis.

      Under the Telecom Act, Ameritech and the other RHCs were allowed to provide long distance service immediately to their cellular customers, regardless of location. Since February 1996, more than one million of the Company's 2.5 million cellular customers have signed up for Ameritech's long distance service.

   Managed Services

      Ameritech and IBM Corporation have formed an alliance that establishes the companies as leaders in the $35 billion desktop computing and communications market. The companies jointly market integrated voice, data and video managed desktop services for businesses, providing customers with a single point of contact for managing every aspect of desktop-based communications and computing systems, including personal computers, software, telephones, videoconferencing, PBXs and local area networks. Ameritech GlobalDesk is targeting major corporate clients concerned with improving their information and telecommunications systems in multiple locations, including employees working in remote locations or from their homes. The business operates a 24-hour customer service facility seven days a week to provide technical and consulting support for these services. Through GlobalDesk, Ameritech serves major customers throughout the United States including Motorola, Inc., UAL Corp. and Baxter Laboratories, Inc.

   Internet Access

      The Company's dial-up Internet access service was launched in January 1997. Ameritech.net [SM] provides easy-to-use Internet service designed specifically for consumers and small business owners. In addition to affordable pricing plans, users have access to the Internet's most popular features, including the World Wide Web, e-mail and chat and news groups. Ameritech, BellSouth, Bell Atlantic Corporation (Bell Atlantic), Pacific Telesis Group and SBC Communications Inc. joined in a marketing agreement with Netscape Communications Corporation establishing Netscape's Navigator software as the default browser for their respective Internet services. Initially, Ameritech.net [SM] is being offered in the Chicago, Cleveland and Detroit metropolitan areas.

   Electronic Commerce

      Ameritech has invested in several businesses in the electronic commerce market. Electronic commerce connects businesses with customers and trading partners, linking networks, software and content to provide paperless information access, retrieval and processing.

      CivicLink [SM] is an electronic gateway connecting business users to public record databases. Ameritech Library Services is the world's leading provider of library management systems and information access solutions to national and international library markets, serving more than 3,700 libraries in 32 countries. The Electronic Business Exchange is a product introduced in 1996 which provides network access for the exchange of business information between Ameritech's customers and their suppliers. Public finance.com is a secure private network and a shared public World Wide Web site in one integrated package that provides governments and public finance professionals in the U.S. and Canada with a single source of communications and a suite of high-performance network management tools. Ameritech also holds a $473 million debt security of GE Information Services, Inc. (GEIS), a global leader in the electronic commerce market. GEIS has introduced to more than 40,000 customers worldwide a variety of Ameritech's electronic services in the areas of healthcare, energy management and distance learning.

   Ameritech's Global Expansion

      Ameritech's growing businesses reach customers in all 50 states and more than 40 countries. International investments contributed more than one-third of Ameritech's earnings growth in 1996 and have an estimated value of more than $4 billion. The Company expects to continue to pursue other opportunities in Europe, Asia and the Pacific Rim, concentrating on expanding markets in countries that combine substantial growth potential with a high degree of economic and political stability. The Company has invested in three of the world's largest privatizations, in Belgium, Hungary and New Zealand.

   Belgium

      In 1996, Ameritech and its consortium partners, Tele Danmark A/S, Singapore Telecommunications Limited (Singapore Telecom) and several Belgian investors, paid approximately $2.5 billion to acquire a 49.9% stake in Belgacom S.A., the national telecommunications operator in Belgium. With 4.7 million access lines, Belgacom provides local and long distance service in addition to serving 400,000 cellular customers in a country of 10 million people. Belgacom is growing through the rapid introduction of new services, such as 800 service and call management features. Ameritech expects to play a key role in preparing Belgacom for telecommunications deregulation and competition now taking place throughout Europe. The consortium's stake in Belgacom represents the largest single investment in Belgium by an American company and the Belgacom acquisition was Belgium's largest commercial transaction. Ameritech has a 35% consortium share, which is approximately 17.5% of Belgacom.

   Canada

      Atlantic Canada On-Line (ACOL) is a private consortium, including Ameritech and three Canadian companies, Unisys Canada, CCL Group and Software Kinetics, formed to establish the first regional on-line government information service in Canada. ACOL will utilize CivicLink, Ameritech's electronic commerce platform mentioned earlier in the section entitled "Electronic Commerce", to make government information available electronically in the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. Ameritech is providing the CivicLink platform, custom application development, business and marketing experience and a variety of technical and operational support. ACOL became operational in 1996.

      The acquisition of security monitoring assets in 1996 make Ameritech the largest security monitoring services provider in Canada. The full scope of the Company's service offerings is covered earlier in the section entitled "Security Monitoring."

   China

      In 1995, Ameritech opened an office in Beijing and announced a 25-year joint venture with China Communications System Company Ltd. (ChinaCom), a communications systems and engineering company, to assist the People's Republic of China in the development of its telecommunications infrastructure. The joint venture, Ameritech's first in China, and ChinaCom's first with a U.S. communications company, is providing funding, advanced communications technology and management consulting to assist China in achieving its telecommunications development goals. The venture is building a Global System for Mobile Communications (GSM) digital cellular system and fixed tandem switched network for Taiyuan, the capital of Shanxi province. The alliance expects to begin service in 1997.

   Europe

      Ameritech owns WLW (formerly known as Wer liefert was, or Who supplies what?), a leading Germany-based publisher of business-to-business directories for Germany, Austria, Switzerland, Belgium, Luxembourg, the Netherlands, Croatia, Solenia, Slovakia and the Czech Republic. WLW publishes product and company information on approximately 210,000 European companies and has a current annual circulation of over 80,000, half of which is distributed on CD-ROM. WLW now provides complete information service on the Internet at www.wlw.de. Further expansion plans, including creation of an on-line catalog, are underway.

   Hungary

      Since 1993, Ameritech and its partner, Deutsche Telekom AG, have had an interest in MATAV, the Hungarian telecommunications company. MagyarCom, the alliance owned in equal shares by Ameritech and Deutsche Telekom, owns 67% of the company. The Hungarian government owns most of the remaining 33%. MATAV is the principal provider of local, long distance and international telephone service and the controlling shareowner in cellular ventures using both analog and GSM digital technology. MATAV has approximately 2.1 million access lines in a country of 10.5 million people and serves more than 297,000 cellular subscribers. MATAV expects to increase the number of telephone lines in Hungary by more than 8% annually through the year 2001.

   New Zealand

      In 1990, Ameritech and Bell Atlantic purchased Telecom Corporation of New Zealand Limited (New Zealand Telecom), New Zealand's state-owned principal supplier of domestic and international communications services, including local, long distance, cellular, satellite TV and directory services. After public offerings and private sales of New Zealand Telecom stock required by the government at the time of the acquisition, Ameritech and Bell Atlantic each have a 24.8% interest in the company. New Zealand Telecom currently serves approximately 1.8 million customer lines and approximately 403,000 cellular customers. Since 1990, the value of New Zealand Telecom shares has more than tripled, the average price of international toll calls has declined by 10% and cellular service has increased by 24%. In November 1996, New Zealand Telecom announced plans to repurchase in 1997 a portion of its stock. Ameritech anticipates selling to New Zealand Telecom a portion of its shares, which will result in cash proceeds to Ameritech of approximately $165 million (based on the December 31, 1996 exchange rate), while not materially changing its ownership interest.

   Norway

      In 1992, Ameritech agreed to acquire a 25% interest in NetCom, a start-up Norwegian cellular telephone company. Netcom began providing GSM digital cellular service in September 1993. In 1996, a public offering of shares reduced Ameritech's ownership to 19.7%. At over 23%, Norway has the highest per capita use of cellular telephones in the world. With nearly 283,000 current customers, NetCom has constructed an extensive mobile infrastructure network covering over 90% of the population.

   Poland

      In December 1996, Ameritech sold its interest in Centertel, an analog cellular telephone provider in Poland, to its partners in the joint venture. In 1991, Ameritech, France Telecom and Telekomunikacja Polska SA, Poland's state-owned telephone company, created Polska Telefonia Komorkowa to build the nationwide cellular system. Initially, Telekomunikacja Polska owned 51% of the joint venture, with Ameritech and France Telecom holding equal shares of the remainder. In connection with the disposition of Ameritech's interest in the joint venture, the Company settled its arbitration claim against the Polish government which alleged breach of contract over the government's failure to award a GSM digital cellular system license to Centertel.

   Worldwide

      In 1994, Ameritech made a debt investment in GE Information Services, Inc., a global leader in electronic commerce services. Ameritech Library Services provides advanced management systems and information access solutions to national and international library markets. These businesses are mentioned earlier in the section entitled "Electronic Commerce."

   Ameritech's European Headquarters

      An Ameritech Europe office opened in October 1996 in Brussels, Belgium, establishing a headquarters for Ameritech's European operations and an expansion center for possible new business ventures. Located in the heart of Europe and home to numerous multinational corporations, Belgium is an international trading center and headquarters for the European Commission and the North Atlantic Treaty Organization (NATO).

   Other Business Interests

      Ameritech, in an arrangement with Household International, Inc. (Household), offers a no fee, dual-purpose credit card and calling card, the Ameritech Complete[R] Card. The Complete Card is offered as either a Visa or MasterCard. Consumers may use the card to charge telephone calls as well as goods and services. The Complete Card has no annual fee and competitive interest rates, a 10% cash back offer from Household for certain Ameritech Calling Card calls and a second cash back feature on credit card purchases. Under the arrangement between the companies, Household owns and finances the credit card receivables and Ameritech funds certain marketing expenses. Since its introduction in 1991, the Complete Card has attracted over one million cardholders.

      In November 1996, the RHCs announced the sale of their jointly-owned research arm, Bell Communications Research, Inc. (Bellcore), to a California-based defense contractor, Science Applications International Corp. (SAIC). Ameritech and each other RHC owns an equal one-seventh interest in Bellcore. The Board of Directors of Bellcore decided to sell the company as a result of changing developments in the communications industry and the owners' diverging strategies and business plans. Bellcore has furnished the RHCs with technical support, such as applied research, network planning, engineering and software development, and has served as a central point of contact for coordinating the efforts of the RHCs in meeting national security and emergency preparedness requirements of the federal government. The transaction is expected to be concluded around January 1, 1998, subject to obtaining necessary regulatory approvals.

      Bellcore, based in Morristown, New Jersey, has approximately 5,800 employees and annual revenue of $1 billion. SAIC, which derives most of its business from government contracts, primarily from consulting, is expected to utilize Bellcore's considerable software and programming talent. Under terms of the sale, SAIC would honor contractual obligations to provide Bellcore's current owners with technical support and basic research and software assistance. Bellcore's current national security functions will be handled by a new organization to be funded initially by the RHCs. The new organization, the National Telecommunications Alliance, will ensure the national security and emergency preparedness requirements are met.

   Competition - Evolution of the Industry

      Because of the Telecom Act, the communications landscape is rapidly changing. One objective of the new law was to foster local exchange competition by establishing a regulatory framework to govern the provision of local and long distance telecommunications services. It permits the RHCs to provide interLATA long distance services only after satisfying the conditions of the new law for opening local markets to competition and demonstrating to the FCC that such provision is in the public interest. For the first time in more than 60 years, all communications companies are governed by a new set of rules that call for competition and open markets, not regulatory management, as the basic business environment. This public policy change opens a host of business opportunities for providers of all forms of communications, enabling them to become full-service providers of voice, video, data, local and long distance services for their customers. As a result of the new law, consumers can expect to see more choices and receive greater value for these services.

      With the passage of the Telecom Act, Ameritech's local service markets are being opened to competition from long distance carriers, cable TV providers and other nontraditional local service providers. Interconnection agreements with these providers and the applicable regulations require the Company to allow access to network elements at cost-based rates or to provide services for resale at discounted, wholesale rates. Competitive entry by these providers may result in some downward pressure on local service revenues as a portion of the Company's revenues shifts from local service at retail rates to network access at wholesale rates.

      Until 1996, the U.S. cellular market had been established as a series of duopolies: the local telephone company and one other provider for each cellular market of the country. With PCS, each market will add at least two new wireless services providers. Paging, invigorated by the popularity of cellular service, is a highly competitive business with five to seven providers in each market. Competitors of Ameritech's directory publishing business include other directory publishers, other traditional advertising media, including television, radio, direct mail, magazines and newspapers, as well as providers of new technology such as on-line services, including the Internet. Over time, competition in all segments of the Company's business, as well as the technological innovations rapidly spawned by each unique unit, will accelerate growth.

      Public policy changes are beginning to open communications markets to competition internationally. In pursuit of business opportunities in and outside of the United States, Ameritech faces competition from other RHCs, long distance service providers, cable TV companies and Internet and wireless service providers, as well as a variety of foreign entities and other entrants from adjacent segments of the communications and information services industries.

      Although telecom reform was the most dramatic change affecting the communications industry in 1996, another industry trend that intensified was the number of mergers, alliances and joint ventures. As the Company expands and diversifies, the number, variety and size of competitors will shift to challenge Ameritech's evolving business interests. Much of the competition will be from companies with substantial capital, technological and marketing resources and wide-ranging service offerings.

      It is impossible to predict the specific impact of the Telecom Act and other changes in the industry on Ameritech's business or financial condition. Notwithstanding the potential for an adverse effect on many revenue streams, Ameritech expects to capture a major share of the expected growth in the communications marketplace. Building on its strengths, the Company plans to branch into new services that are a logical extension of its business, and to export its expertise to customers around the world. Ameritech's competitive strategy includes positioning itself to take advantage of future opportunities by refining its processes to continue to be the most efficient communications provider in the market.

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

   Ameritech's Human Resources

      As of December 31, 1996, the Ameritech companies employed 66,128 persons, an increase from 65,345 as of December 31, 1995, primarily attributable to growth in the cellular, security monitoring, long distance and cable TV businesses. In 1996, the Company commenced a ten-year agreement with Integrated Systems Solutions Corporation (ISSC), a subsidiary of IBM, to perform certain information technology services formerly performed by Ameritech and to assume responsibility for consolidation of Ameritech's data centers. Approximately 400 management employees were offered and accepted employment with ISSC.

      The Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) represent more than 41,000 of Ameritech's employees. Of those so represented, about 70% are represented by the CWA and about 30% are represented by the IBEW, both of which are affiliated with the AFL-CIO. Current three-year contracts expire in the summer of 1998.

      In January 1997, a three-year agreement between Ameritech's advertising services unit and the CWA was ratified. Terms of the agreement were retroactive to August 11, 1996, the expiration date of the prior contract. The CWA represents approximately 1,000 of advertising service's 1,900 employees.

   Item 2.   Properties.

      The properties of the Company do not lend themselves to description by character and location of principal units. As of December 31, 1996, the Company's investment in property, plant and equipment consisted of the following:

     Land and buildings..................................     10%
     Central office equipment............................      38
     Cable, wiring and conduit...........................      40
     Other...............................................      10
     Under construction..................................       2
                                                              ---
                                                             100%

      Central office equipment includes analog and digital switching equipment, transmission equipment and related facilities. Buildings are principally central offices. Cable, wiring and conduit constitute outside plant which includes poles, as well as cable, conduit and wiring primarily above or under public roads, highways or streets or above or under private property. Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Ameritech landline communications subsidiaries and situated on property they own. Many garages and business offices and some installations of central office equipment and administrative offices are in leased quarters.



      Capital expenditures, the single largest use of Company funds, were as follows for the last five years:

                                                      (Dollars in Millions)
        1992..............................................  $2,267
        1993..............................................   2,108
        1994..............................................   1,955
        1995..............................................   2,176
        1996..............................................   2,476


      Management believes that investment in the Company's core communications business, which is comprised of local phone, wireless, advertising and capital services, will facilitate introduction of new products and services, enhance responsiveness to ever-increasing competitive challenges and increase the operating efficiency and productivity of the network. Capital spending is being deployed based on customer needs and the Company's business plans. Investments in technologies that will enable the Company to provide customers with new products and services represents a high priority. Capital spending in the landline communications subsidiaries increased by $350 million in 1996 due to access line growth and strong demand for custom calling features. Modernization of the landline communications network continued throughout 1996.

   Item 3.   Legal Proceedings.

   Pre-Divestiture Contingent Liabilities Agreement

      The Court-approved Plan of Reorganization signed in connection with AT&T's divestiture, effective January 1, 1984, provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after the divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell Companies' rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

      With respect to such liabilities, under agreements entered into at divestiture, AT&T and the Bell Companies will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

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

          EXECUTIVE OFFICERS OF THE COMPANY (AS OF MARCH 1, 1997)

      The following table sets forth, as to the executive officers of Ameritech, their ages, their offices with Ameritech and the period during which they have held such offices.

                                                                    Held
Name                    Age  Officer                                Since
                                                                    -----
----                    ---  ------

Management Committee

Richard C. Notebaert*   49   Chairman, President and Chief          1994
                             Executive Officer

Barry K. Allen          48   Executive Vice President-- Consumer    1997
                             and Business Services

W. Patrick Campbell     50   Executive Vice President -- Corporate  1994
                             Strategy and Business Development

Walter M. Oliver        51   Senior Vice President -- Human         1994
                             Resources

Thomas E. Richards      42   Executive Vice President --            1997
                             Communications and Information
                             Products

Oren G. Shaffer         54   Executive Vice President and Chief     1994
                             Financial Officer

Joan H. Walker          49   Senior Vice President -- Corporate     1996
                             Communications

Kelly R. Welsh          44   Executive Vice President and General   1996
                             Counsel

Other Corporate
Officers

Walter S. Catlow        51   President -- International             1996

Bruce B. Howat          52   Secretary                              1983

Barbara A. Klein        42   Vice President and Comptroller         1996

Gary R. Lytle           52   Vice President -- Federal Relations    1994

Sari L. Macrie          39   Vice President -- Investor Relations   1994

Richard W. Pehlke       42   Vice President and Treasurer           1994

Thomas J. Reiman        48   Senior Vice President -- State and     1997
                             Government Affairs

Lawrence E. Strickling  44   Vice President -- Public Policy        1993

John E. Vaughn          50   Vice President -- Business Unit        1996
                             Development and Strategy



* Member of the Board of Directors and Chairman of the Executive Committee

      The following officers of Ameritech have for at least the past five years held high level management or executive positions with Ameritech or its subsidiaries: Mr. Notebaert, Mr. Catlow, Mr. Lytle, Mr. Pehlke, Mr. Reiman, Mr. Strickling, Mr. Vaughn and Mr. Howat.

      Before joining Ameritech, Mr. Welsh was Corporation Counsel of the City of Chicago from 1989 to 1993 and, prior to that, was a partner with Mayer, Brown & Platt, a Chicago-based law firm. Mr. Campbell was President and Chief Executive Officer of Columbia TriStar Home Video, a Sony Pictures Entertainment Company, from 1989 to 1994. Previously, Mr. Campbell held a variety of management positions at Norelco, SCM Corporation and McGraw Edison. Mr. Shaffer served as President of Virgo Cap Inc., a private investment firm, from 1992 to 1994. Previously, Mr. Shaffer was Chief Financial Officer, a member of the Board of Directors and held various operations positions at Goodyear Tire & Rubber Co. from 1968 to 1992. Mr. Oliver was Vice President - Human Resources at Johnson Controls from 1989 to 1994 and served in various operations positions at Johnson Controls, Hoover Universal, Kaiser Aluminum and Chemical Corp. from 1973 to 1989. From 1990 to 1994, Ms. Macrie served as Vice President and Director of Research for Christensen & Associates. Prior to that position, she was with Control Data Corporation and American Security Bank as management information consultant and securities analyst, respectively. Mr. Allen started his career with Ameritech in 1974, serving as President of Ameritech Publishing from 1987 to 1989, President of Wisconsin Bell, Inc. from 1989 to 1993 and President of Illinois Bell Telephone Company in 1993. He left Ameritech in 1993 to become President and Chief Operating Officer of Marquette Electronics, Inc. and served in this capacity until July 1995, when he rejoined Ameritech as President of Ameritech's enhanced business services unit. Ms. Walker was named a partner of Bozell Sawyer Miller Group in 1996 after joining Bozell Public Relations as President and CEO in 1993 and, previously, held various senior-level positions in New Jersey government, the telecommunications industry and communications consulting. Ms. Klein previously was Vice President and Controller of The Pillsbury Co., a unit of Grand Metropolitan PLC. Prior to joining Pillsbury, she held a variety of management and executive positions with G.D. Searle & Co. and Sears, Roebuck and Co. Mr. Richards served as President of Ameritech Network Services from 1995 to 1997. From 1991 to 1995, he served as Vice President - Network Operations at Bell Atlantic and held various management and marketing positions from 1976 to 1990.

      Officers are elected annually, but may be removed at any time at the discretion of the Board of Directors.


                                  PART II

   Items 5 Through 8.

      There were 837,544 owners of record of Ameritech Common Stock as of December 31, 1996. Ameritech Common Stock is listed on the New York, Boston, Chicago, Pacific, Philadelphia, London, Tokyo, Amsterdam, Basel, Geneva and Zurich stock exchanges. The rest of the information required by these items is included in the Financial section on pages 26 through 35, pages 38 through 51, and on page 57 of the Company's annual report to security holders for the year ended December 31, 1996 and is incorporated by reference pursuant to General Instruction G(2).

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.

                                 PART III

   Items 10 Through 13.

      Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report since the Company did not furnish such information in its definitive proxy statement dated February 27, 1997, prepared in accordance with Schedule 14A.

      The other information required by these items is included in the Company's definitive proxy statement on pages 2 through 5, in the section on Officer and Director Stock Ownership on page 6, in the section on Compensation of Directors on page 7, and in the section on Executive Compensation on pages 11 through 20, and is incorporated herein by reference pursuant to General Instruction G(3).

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  Documents filed as part of the report:

    (1) Financial Statements:

                                                                 Pages
                                                                  ----
        Selected Financial and Operating Data....................  *26
        Report of Management..............................         *36
        Report of Independent Public Accountants.................  *37
        Consolidated Statements of Income........................  *38
        Consolidated Balance Sheets..............................  *39
        Consolidated Statements of Shareowners' Equity...........  *40
        Consolidated Statements of Cash Flows....................  *41
        Notes to Consolidated Financial Statements...............*42-51

    (2) Financial Statement Schedule:

        Report of Independent Public Accountants.................   26
        II -- Valuation and Qualifying Accounts..................   27

      *Incorporated herein by reference to the appropriate portions of the Company's annual report to security holders for the year ended December 31, 1996

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

 Exhibit
 Number
 ------
   3a     -  Certificate of Incorporation of the Company as amended
             on April 30, 1996 (Exhibit 3a to Form 10-Q for the
             quarter ended March 31, 1996, File No. 1-8612)
   3b     -  By-Laws of the Company, as amended on April 15, 1992
             (Exhibit 3b to Form 10-K for 1992, File No. 1-8612).
   4b     -  No instrument which defines the rights of holders of
             long and intermediate term debt of the Company and all
             of its consolidated subsidiaries is filed herewith
             pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
             Pursuant to this regulation, the Company hereby agrees
             to furnish a copy of any such instrument to the SEC
             upon request.
   10a    -  Reorganization and Divestiture Agreement between
             American Telephone and Telegraph Company and the
             Company and Affiliates, dated as of November 1, 1983
             (Exhibit 10a to Form 10-K for 1983, File No. 1-8612).
   10b    -  Agreement Concerning Contingent Liabilities, Tax
             Matters and Termination of Certain Agreements, among
             American Telephone and Telegraph Company, Bell System
             Operating Companies, Regional Holding Companies and
             Affiliates dated as of November 1, 1983 (Exhibit 10j to
             Form 10-K for 1983, File No. 1-8612).
   10c    -  Ameritech Senior Management Short Term Incentive Plan
             as amended and restated effective as of January 1, 1992
             (Exhibit 10aa to Form 10-K for 1991, File No. 1-8612).
   10d    -  Ameritech Long Term Incentive Plan as amended and
             restated effective as of January 1, 1992 (Exhibit 10bb
             to Form 10-K for 1991, File No. 1-8612).
   10d-1  -  First Amendment to Ameritech Long Term Incentive Plan
             (Exhibit 10bb-1 to Form 10-K for 1993, File No. 1-
             8612).
   10d-2  -  Resolution concerning the exercisability of stock options granted under the Ameritech Long Term Incentive
             Plan, approved on January 17, 1995 (Exhibit 10d-2 to
             Form 10-K for 1995, File No. 1-8612).
   10e    -  Ameritech Stock Retirement Plan for Non-Employee
             Directors (Exhibit 10ll to Form 10-K for 1986, File No.
             1-8612).
   10e-1  -  First Amendment of Ameritech Stock Retirement Plan for
             Non-Employee Directors (Exhibit 10ll-1 to Form 10-K for
             1988, File No. 1-8612).
   10e-2  -  Second Amendment of Ameritech Stock Retirement Plan for
             Non-Employee Directors (Exhibit 10ll-2 to Form 10-K for
             1989, File No. 1-8612).
   10f    -  Ameritech Senior Management Life Insurance Plan
             Agreements (Exhibit 10cc to Form 10-K for 1990, File
             No. 1-8612).
   10g    -  Ameritech Perquisite Program (Exhibit 10ff to Form 10-K
             for 1991, File No. 1-8612).
   10h    -  Ameritech Deferred Compensation Plan for Non-Employee
             Directors (Exhibit 10gg to Form 10-K for 1985, File No.
             1-8612).
   10h-1  -  First Amendment of Deferred Compensation Plan for Non-
             Employee Directors (Exhibit 10gg-1 to Form 10-K for
             1986, File No. 1-8612).

   10h-2  -  First Amendment of American Information Technologies
             Corporation Deferred Compensation Plan for Non-Employee
             Directors effective as of January 1, 1989 (Exhibit
             10gg-2 to Form 10-K for 1988, File No. 1-8612).
   10h-3  -  Second Amendment of American Information Technologies
             Corporation Deferred Compensation Plan for Non-Employee
             Directors (Exhibit 10gg-3 to Form 10-K for 1990, File
             No. 1-8612).
   10h-4  -  Third Amendment of American Information Technologies
             Corporation Deferred Compensation Plan for Non-Employee
             Directors (Exhibit 10gg-4 to Form 10-K for 1990, File
             No. 1-8612).
   10h-5  -  Fourth Amendment of American Information Technologies
             Corporation Deferred Compensation Plan for Non-Employee
             Directors (Exhibit 10gg-5 to Form 10-K for 1992, File
             No. 1-8612).
   10i    -  Ameritech Plan for Non-Employee Directors' Travel
             Accident Insurance (Exhibit 10hh to Registration
             Statement No. 2-87838).
   10j    -  Ameritech Management Supplemental Pension Plan as
             amended through the Seventh Amendment (Exhibit 10ii to
             Form 10-K for 1991, File No. 1-8612).
   10j-1  -  Eighth Amendment of Ameritech Management Supplemental
             Pension Plan (Exhibit 10ii-1 to Form 10-K for 1991,
             File No. 1-8612).
   10j-2  -  Ninth Amendment of Ameritech Management Supplemental
             Pension Plan (Exhibit 10ii-2 to Form 10-K for 1991,
             File No. 1-8612).
   10j-3  -  Tenth Amendment to Ameritech Management Supplemental
             Pension Plan (Exhibit 10ii-3 to Form 10-K for 1993,
             File No. 1-8612).
   10j-4  -  Eleventh Amendment to Ameritech Management Supplemental
             Pension Plan (Exhibit 10ii-4 to Form 10-K for 1993,
             File No. 1-8612).
   10j-5  -  Twelfth Amendment to Ameritech Management Supplemental
             Pension Plan (Exhibit 10ii-5 to Form 10-K for 1993,
             File No. 1-8612).
   10j-6  -  Thirteenth Amendment to Ameritech Management
             Supplemental Pension Plan (Exhibit 10j-6 to Form 10-K
             for 1994, File No. 1-8612).
   10k    -  Ameritech 1989 Long Term Incentive Plan as amended and
             restated effective as of January 1, 1992 (Exhibit 10oo
             to Form 10-K for 1991, File No. 1-8612).
   10k-1  -  First Amendment to 1989 Long Term Incentive Plan
             (Exhibit 10oo-1 to Form 10-K for 1993, File No. 1-
             8612).
   10k-2  -  Resolution concerning the exercisability of stock options granted under the Ameritech 1989 Long Term
             Incentive Plan, approved on January 17, 1995 (Exhibit
             10k-2 to Form 10-K for 1995, File No. 1-8612).
   10l    -  Ameritech (Subsidiary) Senior Management Short Term
             Incentive Plan as amended and restated effective
             January 1, 1992 (Exhibit 10pp to Form 10-K for 1991,
             File No. 1-8612).
   10m    -  Ameritech Management Employees Benefit Protection Trust
             as amended through the First Amendment (Exhibit 10uu to
             Form 10-K for 1991, File No. 1-8612).
   10m-1  -  Second Amendment to Ameritech Management Employees
             Benefit Protection Trust (Exhibit 10uu-1 to Form 10-K
             for 1991, File No. 1-8612).
   10n    -  Ameritech Senior Management Severance Pay Trust as
             amended through the First Amendment (Exhibit 10tt to
             Form 10-K for 1991, File No. 1-8612).
   10n-1  -  Second Amendment to Ameritech Senior Management
             Severance Pay Trust (Exhibit 10tt-1 to Form 10-K for
             1991, File No. 1-8612).
   10o    -  Ameritech Mid-Career Pension Plan (Exhibit 10ff to Form
             10-K for 1994, File No. 1-8612).
   10o-1  -  First Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-1 to Form 10-K for 1994, File No. 1-
             8612).

   10o-2  -  Second Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-2 to Form 10-K for 1994, File No. 1-
             8612).
   10o-3  -  Third Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-3 to Form 10-K for 1994, File No. 1-
             8612).
   10o-4  -  Fourth Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-4 to Form 10-K for 1994, File No. 1-
             8612).
   10o-5  -  Fifth Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-5 to Form 10-K for 1994, File No. 1-
             8612).
   10j-6  -  Sixth Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-6 to Form 10-K for 1994, File No. 1-
             8612).
   10o-7  -  Seventh Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-7 to Form 10-K for 1994, File No. 1-
             8612).
   10o-8  -  Eighth Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10ff-8 to Form 10-K for 1994, File No. 1-
             8612).
   10j-9     Ninth Amendment to Ameritech Mid-Career Pension Plan
             (Exhibit 10o-9 to Form 10-K for 1995, File No. 1-8612).
   10p    -  Agreement Regarding Change in Control dated as of
             January 19, 1994 between the Company and Richard C.
             Notebaert, together with a schedule identifying other
             documents (Exhibit 10mm to Form 10-K for 1993, File No.
             1-8612).
   10q    -  Agreement Regarding Change in Control dated as of
             September 9, 1994 between the Company and W. Patrick
             Campbell (Exhibit 10z to Form 10-K for 1994, File No. 1-
             8612).
   10r    -  Agreement Regarding Change in Control dated as of
             September 9, 1994 between the Company and Walter M.
             Oliver (Exhibit 10aa to Form 10-K for 1994, File No. 1-
             8612).
   10s    -  Agreement Regarding Change in Control dated as of
             January 1, 1995 between the Company and Oren G. Shaffer
             (Exhibit 10bb to Form 10-K for 1994, File No. 1-8612).
   10t    -  Agreement Regarding Change in Control dated as of
             December 1, 1995 between the Company and Barry K.
             Allen. (Exhibit 10v to Form 10-K for 1995, File No. 1-
             8612).
   10u    -  Agreement Regarding Change in Control dated as of
             August 1, 1996 between the Company and Joan H. Walker.
   10v    -  Agreement Regarding Change in Control dated as of
             December 20, 1996 between the Company and Kelly R.
             Welsh.
   10w    -  Agreement Regarding Change in Control dated as of
             January 20, 1997 between the Company and Thomas E.
             Richards.
   10x    -  Ameritech Key Management Life Insurance Plan as amended and restated effective as of December 1, 1995 (Exhibit
             10x to Form 10-K for 1995, File No. 1-8612).
   10x-1  -  First Administrative Amendment to Ameritech Key
             Management Life Insurance Plan.
   10y    -  Ameritech Estate Preservation Plan as amended and
             restated effective as of December 1, 1995. (Exhibit 10y
             to Form 10-K for 1995, File No. 1-8612).
   10z    -  Ameritech Corporate Resource Long Term Disability Plan
             as amended and restated effective as of December 1,
             1995 (Exhibit 10z to Form 10-K for 1995, File No. 1-
             8612).
   10aa   -  Ameritech Corporate Resource Transfer Program as
             amended and restated effective as of December 1, 1995.

   10bb   -  Ameritech Corporate Resource Supplemental Pension Plan
             as amended and restated effective as of December 1,
             1995 (Exhibit 10bb to Form 10-K for 1995, File No. 1-
             8612).
   10cc   -  Ameritech Corporate Resource Supplemental Pension Trust
             as amended and restated effective as of May 1, 1996.
   10dd   -  Ameritech Corporate Resource Deferral Plan as amended
             and restated effective as of December 1, 1995 (Exhibit
             10cc to Form 10-K for 1995, File No. 1-8612).
   10dd-1 -  First Administrative Amendment to Ameritech Corporate
             Resource Deferral Plan.
   10dd-2 -  Second Administrative Amendment to Ameritech Corporate
             Resource Deferral Plan.
   10dd-3 -  Third Administrative Amendment to Ameritech Corporate
             Resource Deferral Plan.
   10ee   -  Ameritech Corporate Resource Severance Pay Plan as
             amended and restated effective as of December 1, 1995
             (Exhibit 10dd to Form 10-K for 1995, File No. 1-8612).
   10ff   -  Ameritech Management Committee Short Term Incentive
             Plan (Exhibit 10ee to Form 10-K for 1995, File No. 1-
             8612).
   10gg   -  Ameritech Senior Management Retirement and Survivor
             Protection Trust dated as of November 30, 1988 (Exhibit
             10ff to Form 10-K for 1995, File No. 1-8612).
   10gg-1 -  First Amendment to Ameritech Senior Management
             Retirement and Survivor Protection Trust (Exhibit 10ff-
             1 to Form 10-K for 1995, File No. 1-8612).
   10gg-2 -  Second Amendment to Ameritech Senior Management
             Retirement and Survivor Protection Trust (Exhibit 10ff-
             2 to Form 10-K for 1995, File No. 1-8612).
   10gg-3 -  Third Amendment to Ameritech Senior Management
             Retirement and Survivor Protection Trust (Exhibit 10ff-
             3 to Form 10-K for 1995, File No. 1-8612).
   11a    -  Statement re: computation of primary earnings per
             share.
   11b    -  Statement re: computation of fully diluted earnings per share.
   12     -  Computation of ratio of earnings to fixed charges for
             the five years ended December 31, 1996.
   13     -  Portions of Ameritech's annual report to security
             holders for the year ended December 31, 1996.
   21     -  Subsidiaries of the Company.
   23     -  Consent of Arthur Andersen LLP.
   24     -  Powers of Attorney.
   27     -  Financial Data Schedule for the year ended December 31,
             1996.
   99a    -  Form 11-K Annual Report for the fiscal year ended
             December 31, 1996 of the Ameritech Savings Plan for
             Salaried Employees, to be filed by amendment.
   99b    -  Form 11-K Annual Report for the fiscal year ended
             December 31, 1996 of the Ameritech Savings and Security
             Plan (Non-Salaried Employees), to be filed by
             amendment.
   99c    -  Form 11-K Annual Report for the fiscal year ended
             December 31, 1996 of the DonTech Profit Participation
             Plan, to be filed by amendment.

      Ameritech will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K:

      A Current Report on Form 8-K dated January 13, 1997 was filed under Item 5, Other Events, to report Ameritech's earnings for the fourth quarter and year ended December 31, 1996.

                                SIGNATURES
                                ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERITECH CORPORATION


                                            /s/ Barbara A. Klein
                                       -----------------------------
                                             Barbara A. Klein,
                                       Vice President and Comptroller

   March 11, 1997

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Principal Executive Officer:

       R. C. Notebaert*
            Chairman, President  and
                 Chief Executive Officer

   Principal Financial Officer:

       O. G. Shaffer*
            Executive Vice President
                 and Chief Financial Officer

   Principal Accounting Officer:

        B. A. Klein                         /s/ Barbara A. Klein
                                       -----------------------------
            Vice President and Comptroller  (*Barbara A. Klein,
                                             for herself and as
                                             Attorney-in-Fact)

   March 11, 1997

   Directors:
   D. C. Clark*
   H. H. Gray*
   J. A. Henderson*
   S. B. Lubar*
   A. C. Martinez*
   J. B. McCoy*
   R. C. Notebaert*
   J. D. Ong*
   A. B. Rand*
   J. A. Unruh*

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   Board of Directors
   Ameritech Corporation

      We have audited in accordance with generally accepted auditing standards the financial statements included in Ameritech Corporation's annual report to shareowners for the year ended December 31, 1996 incorporated by reference in this Form 10-K, and have issued our report thereon dated January 13, 1997. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                Arthur Andersen LLP
   Chicago, Illinois
   January 13, 1997

                              AMERITECH CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                              (Dollars in Millions)


   COL. A         COL. B          COL. C                  COL. D       COL. E
   ------         ------      -----------------           ------       ------
                                 Additions
                              -----------------
                Balance at   Charged       Charged                     Balance
                 Beginning      to        to Other                   at End of
                 of Period   Expense (a)  Accounts (b)  Deductions (c)  Period
                  ---------   ----------   -----------   -------------   ------

 Year 1996...........$ 166      $ 421         $368         $ 635        $ 320
 Year 1995...........  147        205          231           417          166
 Year 1994...........  134        171          178           337          147

 ----------------------


   (a)Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.

   (b)Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to long distance carrier receivables which are being billed by the Company, as well as a reclassification in 1996 of $42 million from current liabilities to more accurately state the allowance.

   (c)Amounts written off as uncollectible.