Form 10-Q
period 1997-03-31
AMERITECH CORP /DE/
filed 1997-05-06
CIK 732715

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended March 31, 1997

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

  At April 30, 1997, 549,075,746 common shares were outstanding.

                   Part I - Financial Information
                   ------------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in Millions, except per share amounts)
                             (Unaudited)


                                                Three Months Ended
                                                     March 31
                                                 ---------------
                                                1997         1996
                                                ----         ----
Revenues
  Local Service......................        $ 1,555      $ 1,465
  Interstate network access..........            620          579
  Intrastate network access..........            149          140
  Long distance services.............            358          376
  Cellular, directory and other......          1,177        1,007
                                             -------      -------
                                               3,859        3,567
                                             -------      -------
Operating expenses
  Employee-related expenses..........            990          936
  Depreciation and amortization......            611          574
  Other operating expenses...........          1,191        1,091
  Taxes other than income taxes......            155          144
                                             -------      -------
                                               2,947        2,745
                                             -------      -------
Operating income.....................            912          822
Interest expense.....................            125          124
Other income, net....................             65           51
                                             -------      -------
Income before income taxes...........            852          749
Income taxes.........................            316          271
                                             -------      -------
Net income...........................        $   536      $   478
                                             =======      =======
Earnings per common share............        $  0.97      $  0.86
                                             -------      -------
Dividends declared per common
 share    ...........................        $ 0.565      $ 0.530
                                             -------      -------
Average common shares outstanding
 (millions)..........................          550.5        554.8
                                             -------      -------

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Millions)

                                         March 31, 1997  Dec. 31, 1996
                                         --------------  -------------
                                            (Unaudited)  (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS

Current assets
 Cash and temporary cash investments........  $   175       $   145
 Receivables, net...........................    2,976         3,070
 Material and supplies......................      200           231
 Prepaid and other..........................      329           353
                                              -------       -------
                                                3,680         3,799
                                              -------       -------
Property, plant and equipment...............   32,589        32,292
 Less, accumulated depreciation.............   19,145        18,785
                                              -------       -------
                                               13,444        13,507
                                              -------       -------
Investments, primarily international........    2,183         2,323
Other assets and deferred charges...........    4,128         4,078
                                              -------       -------
Total assets................................  $23,435       $23,707
                                              =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
 Debt maturing within one year..............  $ 2,739       $ 3,155
 Accounts payable...........................    1,667         1,836
 Other......................................    2,121         1,841
                                              -------       -------
                                                6,527         6,832
                                              -------       -------
Long-term debt..............................    4,296         4,437
                                              -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........      921           900
 Unamortized investment tax credits.........      164           172
 Postretirement benefits
   other than pensions......................    2,990         2,984
 Other......................................      667           695
                                              -------       -------
                                                4,742         4,751
                                              -------       -------
Shareowners' equity
 Common stock, par value $1;2.4 billion
   shares authorized, 588,314,000 issued in 1997
     and 588,113,000 issued in 1996.........      588           588
 Proceeds in excess of par value............    5,779         5,732
 Reinvested earnings........................    3,379         3,154
 Treasury stock, at cost (37,465,000 shares
   in 1997 and 38,182,000 shares in 1996)...   (1,357)       (1,344)
 Deferred compensation......................     (190)         (259)
 Currency translation adjustment............     (332)         (188)
 Other, net.................................        3             4
                                              -------       -------
                                                7,870         7,687
                                              -------       -------
Total liabilities and shareowners' equity...  $23,435       $23,707
                                              =======       =======

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                    -------------
                                                  1997         1996
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................    $ 536        $ 478
 Adjustments to net income
  Depreciation and amortization..............      611          574
  Deferred income taxes, net.................       12           (7)
  Investment tax credits, net................       (8)         (10)
  Capitalized interest.......................       (7)          (7)
  Change in accounts receivable, net.........       94           (5)
  Change in material and supplies............       21          (11)
  Change in certain other current assets.....       24           13
  Change in accounts payable.................     (169)        (359)
  Change in certain other current
   liabilities...............................      292          148
  Change in certain other noncurrent
    assets and liabilities...................      (49)         (41)
  Other operating activities, net............      (43)           8
                                               -------      -------
Net cash from operating activities...........    1,314          781
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................     (539)        (457)
Additional investments.......................       (3)        (877)
Proceeds from New Zealand Telecom
   share repurchase.........................        21           --
Other investing activities, net..............       (9)           3
                                               -------      -------
Net cash from investing activities...........     (530)      (1,331)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................     (471)         863
Retirement of long-term debt.................       (6)         (10)
Dividend payments............................     (311)        (294)
Proceeds from reissuance of treasury stock...      100           84
Repurchase of common stock...................      (93)        (101)
Other financing activities, net..............       27           41
                                               -------      -------
Net cash from financing activities...........     (754)         583
                                               -------      -------
Net increase (decrease) in cash and
 temporary cash investments..................       30           33
Cash and temporary cash investments,
 beginning of period.........................      145          131
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................    $ 175        $ 164
                                               =======      =======

        See Notes to Condensed Consolidated Financial Statements.
                                    4

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1997


NOTE 1:Preparation of Interim Financial Statements


The condensed consolidated financial statements of Ameritech Corporation (Ameritech or the Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. In the Company's opinion, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.


Note 2:   Pending Acquisition

On April 8, 1997, Ameritech entered into a definitive agreement with Sprint Corporation (Sprint) under which a subsidiary of the Company will purchase the assets of Sprint's local exchange business in Illinois (Central Telephone Company of Illinois or Centel) for approximately $160 million. Under terms of the agreement, the subsidiary will purchase Centel's telephone assets used to serve approximately 136,000 residential and business customer access lines in a small portion of Chicago and part or all of ten Chicago suburbs. The transaction is expected to be concluded in 1997, pending regulatory approval.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1997 vs.
                  THREE MONTHS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS
---------------------
For the three months ended March 31, 1997, net income was $536 million or $0.97 per share on 550.5 million average common shares outstanding. This represented a 12.1 percent increase in net income and a 12.8 percent increase in earnings per common share from the comparable prior year period, for which net income was $478 million or $0.86 per share on 554.8 million average common shares outstanding.


---------------------------------------------------------------------
Revenues
--------
Total revenues for the three months ended March 31, 1997 increased
8.2 percent over the comparable prior year period to $3,859 million. The increase was primarily attributable to increases in the number of cellular and paging subscribers, higher network usage volumes resulting from access line growth and increased demand for dedicated services and increased revenues from call management services, such as Call Waiting, Call Forwarding and Caller ID. These increases were partially offset by decreased revenues from long distance service and equipment sales, as discussed below.

---------------------------------------------------------------------
Local service
-------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,555     $1,465     $   90      6.1

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues for the three months ended March 31, 1997 was due largely to higher network usage volumes, resulting primarily from access line growth of 3.2 percent over the prior year period. Second line additions by residential and small business customers contributed to the increase in access lines, as demand for Internet access and data transport capabilities continues to grow. Sales of call management services, such as Call Forwarding, Call Waiting and Caller ID also increased, fueled by customer demand for additional flexibility and convenience.

There were 19,895,000 access lines in service as of March 31, 1997 compared with 19,275,000 as of March 31, 1996.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access
--------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended            $  620     $  579     $   41      7.1

Intrastate
----------
Three Months Ended            $  149     $  140     $    9      6.4

Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

The increase in interstate network access revenues for the three months ended March 31, 1997 was due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Greater demand for dedicated services by Internet service providers and other high-capacity users also contributed to the increase. These revenue increases were partially offset by rate reductions. Interstate minutes of use for the three months ended March 31, 1997 increased by
4.9 percent over the comparable prior year period.

The increase in intrastate network access revenues for the three months ended March 31, 1997 was due primarily to volume increases, largely resulting from increased network usage by alternative providers of intraLATA toll service in Illinois, Michigan and Wisconsin. These volume increases were largely offset, however, by decreases in revenue from intraLATA long distance service, as discussed below. Rate decreases also partially offset the volume increases. Intrastate minutes of use for the three months ended March 31, 1997 increased by 15.1 percent over the comparable prior-year period.

---------------------------------------------------------------------
Long distance service
---------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  358     $  376     $ (18)     (4.8)

Long distance service revenues are derived from customer calls to locations outside of their local calling areas but within the same Local Access and Transport Area (LATA).

The decrease in long distance service revenues for the three months ended March 31, 1997 was primarily attributable to volume decreases resulting from increased efforts on the part of other telecommunications carriers, largely in Illinois, to bill their own customers for local toll calling. Previously, these carriers had allowed Ameritech to collect these revenues in exchange for the payment of access charges to complete the calls on the carriers' networks. As a result, this revenue decrease was substantially offset by a corresponding decrease in access charge expenses reflected in other operating expenses. Implementation of Dial 1+ capability in Illinois, Michigan and Wisconsin, which introduced competition to the intraLATA toll markets, also contributed to the volume decrease. These decreases were partially offset by net rate increases.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Cellular, directory and other
-----------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,177     $1,007     $  170     16.9

Cellular, directory and other revenues include revenues derived from cellular communications, paging services, telephone directory publishing, lease financing, billing and collection services, telephone equipment sales and installation, and security monitoring services.

The increase in cellular, directory and other revenues for the three months ended March 31, 1997 was largely attributable to cellular revenue growth resulting from a 32.6 percent increase in subscribers from 2,043,000 as of March 31, 1996 to 2,709,000 as of March 31,
1997. Paging revenues also increased as a result of a 50.0 percent increase in subscribers from 802,000 at March 31, 1996 to 1,203,000 as of March 31, 1997. Higher revenues from directory advertising, security monitoring, lease financing services, cable TV and other nonregulated services, such as inside wire installation and maintenance and advanced data services, also contributed to the increase.

---------------------------------------------------------------------
Operating expenses
------------------

Total operating expenses for the three months ended March 31, 1997 increased by $202 million or 7.4 percent from the prior year. The increase was largely attributable to increased operating costs in growth-related businesses, such as cellular and security monitoring services, and to increases in employee-related expenses and other operating expenses for emerging businesses, such as long distance, personal communications service (PCS) and cable TV.

---------------------------------------------------------------------
Employee-related expenses
-------------------------

                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  990     $  936     $   54      5.8

The increase in employee-related expenses for the three months ended March 31, 1997 was primarily attributable to higher wage rates at the landline communications subsidiaries and increased employee levels at emerging and growth-related businesses. This increase was partially offset by lower overtime expenses and force levels at the landline communications subsidiaries.

There were 66,403 employees as of March 31, 1997, compared with 65,502 as of March 31, 1996.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Depreciation and
  amortization
------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  611     $  574     $   37      6.4

The increase in depreciation and amortization expense for the three months ended March 31, 1997 was primarily due to higher plant balances, as well as higher depreciation rates on certain asset categories due to the use of shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,191     $1,091     $  100      9.2

The increase in other operating expenses for the three months ended March 31, 1997 was largely attributable to growth-related cost of sales and customer increases at the cellular and security monitoring operations, as well as higher costs in the emerging long distance and cable TV businesses. Increased contract services costs for systems development and data center management, as well as higher uncollectibles and advertising expenses related to increased marketing and sales efforts, also contributed to the increase.

---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  155     $  144     $   11      7.6

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. The increase in taxes other than income taxes for the three months ended March 31, 1997 was due primarily to increased use taxes in Michigan, as well as increases in capital stock and gross receipts taxes, resulting primarily from business growth.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Income and Expenses
-------------------------
Interest expense
-----------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  125     $  124     $    1      0.8

The change in interest expense for the three months ended March 31, 1997 was not significant.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                    March 31         Income   Percent
                                  ------------
(dollars in millions)            1997      1996     (Expense)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $   65     $   51     $   14     27.5

Other income, net includes earnings related to Ameritech's investments (when the equity method of accounting is followed), interest income and other nonoperating items. The increase in other income, net for the three months ended March 31, 1997 was due primarily to increased equity earnings from international investments, primarily Belgacom and Matav in Hungary. Ameritech's investment in Belgacom (approximately 17.5 percent) was finalized in late March 1996, and no equity earnings were recorded by Ameritech in the first quarter of 1996. These increases were slowed by the effects of a stronger U.S. dollar versus local foreign currencies, as well as a decrease in interest income.


---------------------------------------------------------------------
Income taxes
------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  316     $  271     $   45     16.6

The increase in income tax expense for the three months ended March 31, 1997 was due primarily to an increase in pretax earnings, as discussed above. The Company's effective tax rate increased slightly over the comparable prior year period, largely due to a decrease in the amortization of investment tax credits relative to pretax income.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


FINANCIAL CONDITION AND OTHER MATTERS
-------------------------------------
Capital expenditures
--------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  533     $  466     $   67     14.4

The increase in capital expenditures for the three months ended March 31, 1997 related primarily to higher capital expenditures at the landline communications subsidiaries and the cellular subsidiary to accommodate growth.

---------------------------------------------------------------------
Dividends declared
-------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  311     $  294     $   17      5.8

On March 19, 1997, the Board of Directors declared a quarterly dividend of $0.565 per common share, a 6.6 percent increase over the $0.53 per common share declared in the first quarter of the prior year. The weighted average number of common shares outstanding decreased to 550.5 million shares in the three months ended March 31, 1997 from 554.8 million shares in the comparable prior year period, primarily as a result of the Company's stock buy-back program.

---------------------------------------------------------------------
Debt ratio
----------
The debt ratio was 47.2 percent as of March 31, 1997, compared with
49.7 percent as of December 31, 1996. The decrease is largely attributable to a decrease in debt balances due primarily to an improvement in cash flow from operations, combined with an increase in equity due to higher cumulative earnings.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the three months ended
March 31 was 6.32 in 1997 and 5.72 in 1996.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters
-------------

Competition and the Telecommunications Act of 1996
--------------------------------------------------
The Company's local service markets have been opened to competition from interexchange carriers and other local service providers, as required by the Telecommunications Act of 1996 (the 1996 Act). Interconnection agreements that the Company has signed require it to allow access to network elements at cost-based rates or services at discounted, wholesale rates. These agreements may result in some downward pressure on local service revenues, as a portion of the Company's revenue shifts from local service at retail rates to network access at wholesale rates.

The 1996 Act was also designed to bring renewed scrutiny of the current universal service funding policy. Historically, network access charges have been used to help local exchange carriers ensure universal basic telephone service to all customers. The FCC is expected to review and possibly modify this policy during 1997. Any modifications by the FCC may result in changes to the Company's revenue stream related to network access charges.

Ameritech expects to request permission to offer interLATA long distance service in each of its five region states during 1997. For each request, following review by the state commission the FCC will have 90 days to determine whether Ameritech has met the provisions of the 14-point competitive checklist and other statutory requirements and whether the Company should be allowed to offer interLATA long distance service. Although the timing of review and approval of these requests is uncertain, the Company is fully prepared to provide long distance service in its own region pending these regulatory approvals. Notwithstanding the potential for an adverse effect on certain revenue streams of the Company, Ameritech expects to capture a major share of expected growth in the communications marketplace, including interLATA long distance.

New Zealand Share Repurchase
----------------------------
In November 1996, Telecom Corporation of New Zealand Limited (New Zealand Telecom) announced plans to repurchase in 1997 a portion of its stock. Ameritech has a 24.8% ownership interest in New Zealand Telecom. In order to continue to comply with the New Zealand government's requirement that the Company and Bell Atlantic Corporation, which also has a 24.8% interest, not own more than 49.9% of New Zealand Telecom's stock, the Company is selling a pro rata portion of its shares to New Zealand Telecom during 1997, resulting in expected total cash proceeds to the Company of about $165 million (based on the 1996 year-end exchange rate), while not materially changing its percentage ownership in New Zealand Telecom. The Company had received proceeds of approximately $21 million as of March 31, 1997 and approximately $51 million as of April 30, 1997 as a result of this repurchase program.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd)
----------------------

Belgacom Restructuring
----------------------
Belgacom has announced a restructuring plan including a proposal to offer voluntary early retirement to about 6,500 employees. Employees may sign up for the offer beginning May 5, 1997 and ending May 31, 1997. Ameritech, when applying the equity method of accounting for its share of Belgacom earnings, will reflect the deemed cost of this restructuring in the quarter ending June 30, 1997. The magnitude of the restructuring charge is dependent upon the number of employees accepting the offer. Most of the financial incentives being offered to employees will be funded by the Belgacom sponsored pension plan.

Effects of Foreign Currency Fluctuations
----------------------------------------
Ameritech's foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. In the first quarter of 1997, a strengthening U.S. dollar resulted in the Company recognizing some foreign exchange transaction losses and currency translation adjustments related to these investments. Foreign exchange transaction losses incurred by wholly owned subsidiaries adversely impacted operating income, while transaction losses incurred by other international ventures (primarily equity method investments) had a negative impact on other income, net. Translation adjustments resulted in a decrease in the investment balance and a corresponding reduction in shareowners' equity. It is impossible to determine the impact that these currency fluctuations will have on future results of operations or financial position. Foreign operations continue to provide strong financial results and earnings growth.

New Accounting Pronouncements
-----------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS)previously found in Accounting Principles Board (APB) Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The statement is effective for financial statements issued for periods ending after December 15, 1997, and early application is not permitted. The Company does not expect adoption of this standard to have a material effect on its financial statements, since dilutive potential common shares historically have not resulted in material EPS dilution.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------
Except for historical information contained herein, the above discussion contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, effects of state and federal regulation, risks inherent in international operations and the impact of new technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

                AMERITECH CORPORATION AND SUBSIDIARIES



Part II - Other Information
---------------------------
Item 4    Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------
(a)   The 1997 Annual Meeting of Shareowners was held on April 16,
      1997.

        The number of common shares present at the Annual Meeting in person or by proxy and voting and withholding authority to vote in the election of Directors was 462,455,012 or 83.95 percent of the common shares of Ameritech outstanding on February 18, 1997, the record date for the Annual Meeting.

(b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were elected Directors of the Company to terms expiring in 1998.

      DIRECTORS                    FOR        WITHHELD
      ---------                    ---        --------
      Donald C. Clark          453,434,524     9,020,488
      Melvin R. Goodes         454,138,994     8,316,018
      James A. Henderson       453,989,468     8,465,544
      John B. McCoy            454,151,021     8,303,991
      Laura D'Andrea Tyson     450,486,048    11,968,964

      The largest percentage of shares withheld from voting with respect to any nominee for director was 2.588 percent. The terms of office of the following Directors continued after the meeting: Hanna Holborn Gray, Ph.D., Sheldon B. Lubar, Lynn M. Martin, Arthur C. Martinez, Richard C. Notebaert, John D. Ong,
      A. Barry Rand and James A. Unruh.

(c) Shareowners ratified the appointment of Arthur Andersen LLP, as independent public accountants, to examine the consolidated financial statements for the current year ending December 31, 1997. The vote was 455,062,549 shares FOR and 4,054,349 shares AGAINST, with 3,338,114 shares abstaining.

(d) Shareowners approved the Ameritech Long-Term Stock Incentive Plan. The vote was 350,298,404 shares FOR the proposal and 58,629,735 shares AGAINST, with 9,557,661 shares abstaining and 43,969,212 broker non-votes recorded.

(e) A proposal by a shareowner to provide for cumulative voting in the election of directors was not approved. A total of 94,668,083 shares were voted FOR the proposal, 291,247,460 shares were voted AGAINST, 32,569,997 shares abstained and broker nonvotes were recorded as to 43,969,472 shares.

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

   (a)     Exhibits
           --------
       3b   By-laws of the Company as amended on March 19, 1997.

       11a Statement re: Computation of primary earnings per share of the three months ended March 31, 1997 and 1996.

       11b Statement re: Computation of fully diluted earnings per share for the three months ended March 31, 1997 and 1996.

       12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 1997 and March 31, 1996.

       27   Financial Data Schedule.

   (b)     Reports on Form 8-K
           -------------------
       A Current Report on Form 8-K dated April 15, 1997 was filed under Item 5, Other Events, to report Ameritech's earnings for the first quarter of 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Ameritech Corporation




Date:   May 6, 1997                         By  /s/ Barbara A. Klein
                                            ------------------------
                                            Barbara A. Klein
                                            Vice President and Comptroller

                                            (Principal Accounting Officer)