Form 10-Q
period 1997-06-30
AMERITECH CORP /DE/
filed 1997-08-13
CIK 732715

       Cover
---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
-------------------------------------------

or
-------------------------------------------

[  ]  Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from     to
-------------------------------------------

Commission File Number 1-8612


                           Ameritech Corporation



                                           -----------------------------
                                           A Delaware Corporation
                                           -----------------------------
                                           30 S. Wacker Drive
                                           Chicago, Illinois  60606
                                           -----------------------------
                                           I.R.S. Employer Identification
                                           Number 36-3251481


                                           Telephone number   (800) 257-0902





We have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and have been subject to those filing requirements for the past 90 days.

Yes     X   No
      ----     ----

At July 31, 1997, 549,900,313 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Consolidated Statements of Income for
          the three and six months ended June 30, 1997 and 1996    1


       Condensed Consolidated Balance Sheets as of
          June 30, 1997 and December 31, 1996                      2


       Condensed Consolidated Statements of Cash Flows for
          the six months ended June 30, 1997 and 1996              3


       Notes to Condensed Consolidated Financial Statements       4-5


 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                       6-16


                                  PART II


 6.    Exhibits and Reports on Form 8-K                            17

       Glossary                                                 19-20

                      Part I - Financial Information
                      ------------------------------
                  AMERITECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in millions, except per share amounts)
                                (Unaudited)


                                   Three Months Ended     Six Months Ended
                                       June 30                June 30
                                    ---------------       ---------------
                                    1997       1996       1997       1996
                                    ----       ----       ----       ----

Revenues
  Local service.................  $1,615     $1,539     $3,170     $3,004
  Interstate network access.....     649        585      1,269      1,164
  Intrastate network access.....     155        135        304        275
  Long distance services........     345        392        703        768
  Cellular, directory and other.   1,222      1,093      2,399      2,100
                                 -------    -------    -------    -------
                                   3,986      3,744      7,845      7,311
                                 -------    -------    -------    -------
Operating expenses
  Employee-related expenses.....     962        931      1,952      1,867
  Depreciation and amortization.     618        590      1,229      1,164
  Other operating expenses......   1,215      1,130      2,406      2,221
  Taxes other than income taxes.     150        147        305        291
                                 -------    -------    -------    -------
                                   2,945      2,798      5,892      5,543
                                 -------    -------    -------    -------
Operating income................   1,041        946      1,953      1,768
Interest expense................     123        128        248        252
Other (income) expense, net.....      14       (73)       (51)      (124)
                                 -------    -------    -------    -------
Income before income taxes......     904        891      1,756      1,640
Income taxes....................     367        324        683        595
                                 -------    -------    -------    -------
Net income......................  $  537     $  567     $1,073     $1,045
                                 =======    =======    =======    =======
Earnings per common share.......   $0.97      $1.02      $1.95      $1.89
                                   =====      =====      =====      =====
Dividends declared per common
 share..........................  $0.565      $0.53      $1.13      $1.06
                                   =====      =====      =====      =====
Average common shares outstanding
 (millions).....................   550.0      553.2      550.2      554.0
                                   =====      =====      =====      =====









See Notes to Condensed Consolidated Financial Statements..

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                         June 30, 1997   Dec. 31, 1996
                                         --------------  -------------
                                            (Unaudited)  (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS

Current assets
 Cash and temporary cash investments........  $   308       $   145
 Receivables, net...........................    3,032         3,070
 Material and supplies......................      220           231
 Prepaid and other..........................      327           353
                                              -------       -------
                                                3,887         3,799
                                              -------       -------
Property, plant and equipment...............   33,100        32,292
 Less, accumulated depreciation.............   19,598        18,785
                                              -------       -------
                                               13,502        13,507
                                              -------      -------
Investments, primarily international........    1,976         2,323
Other assets and deferred charges...........    4,396         4,078
                                              -------      -------
Total assets................................  $ 23,761      $ 23,707
                                              =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
 Debt maturing within one year..............  $ 2,857       $ 3,155
 Accounts payable...........................    1,738         1,836
 Other......................................    2,029         1,841
                                              -------       -------
                                                6,624         6,832
                                              -------       -------
Long-term debt..............................    4,065         4,437
                                              -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........      970           900
 Unamortized investment tax credits.........      156           172
 Postretirement benefits
   other than pensions......................    2,995         2,984
 Other......................................      926           695
                                              -------       -------
                                                5,047         4,751
                                              -------       -------
Shareowners' equity
 Common stock, par value $1;2.4 billion
   shares authorized, 588,314,000 issued in 1997
     and 588,113,000 issued in 1996.........      588           588
 Proceeds in excess of par value............    5,818         5,732
 Reinvested earnings........................    3,605         3,154
 Treasury stock, at cost (37,237,000 shares
   in 1997 and 38,182,000 shares in 1996)...   (1,387)       (1,344)
 Deferred compensation......................     (190)         (259)
 Currency translation adjustment............     (413)         (188)
 Other, net.................................        4             4
                                              -------       -------
                                                8,025         7,687
                                              -------       -------
Total liabilities and shareowners' equity...  $ 23,761      $ 23,707
                                              =======       =======

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                    Six Months Ended
                                                        June 30
                                                    -------------
                                                  1997         1996
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................    $1,073       $1,045
 Adjustments to net income
  Depreciation and amortization..............    1,229        1,164
  Deferred income taxes, net.................       45            3
  Investment tax credits, net................      (15)         (19)
  Capitalized interest.......................      (13)         (14)
  Change in accounts receivable, net.........       38         (282)
  Change in material and supplies............      (11)         (19)
  Change in certain other current assets.....       26           13
  Change in accounts payable.................      (98)        (247)
  Change in certain other current
   liabilities...............................      209           61
  Change in certain other noncurrent
    assets and liabilities...................     (135)        (145)
  Other operating activities, net............       32          (24)
                                               -------      -------
Net cash from operating activities...........    2,380        1,536
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................   (1,184)        (999)
Additional investments.......................      (90)        (880)
Proceeds from New Zealand Telecom
   share repurchase..........................       89           --
Other investing activities, net..............      (17)           6
                                               -------      -------
Net cash from investing activities...........   (1,202)      (1,873)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................     (343)       1,170
Issuance of preferred stock by subsidiary....      250           --
Retirement of long-term debt.................     (241)         (22)
Dividend payments............................     (622)        (587)
Proceeds from reissuance of treasury stock...      196          132
Repurchase of common stock...................     (282)        (287)
Other financing activities, net..............       27            46
                                               -------      -------
Net cash from financing activities...........   (1,015)         452
                                               -------      -------
Net increase in cash and temporary
 cash investments............................      163          115
Cash and temporary cash investments,
 beginning of period.........................      145          131
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................  $   308      $   246
                                               =======      =======





See Notes to Condensed Consolidated Financial Statements.

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997


NOTE 1:Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1996 Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in 1997.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 19 and 20.


Note 2:Significant Accounting Policies

Derivative Financial Instruments - We occasionally enter into forward contracts and swap agreements to hedge exposures to foreign currency exchange and interest rate risks. We include gains and losses on foreign currency forward contracts used for hedging purposes in net income in the period in which the contract matures or is terminated. We record gains and losses that hedge an investment in a foreign company as a component of shareowners' equity until such time as we reduce our interest in the company. Gains and losses on interest rate swaps are recorded as adjustments to interest expense.

We use derivatives in a limited way for the following purposes:
-  to manage financial risk;
-  to hedge assets and obligations that we already hold; and
-  to protect our cash flows.

We do not use derivatives to generate income or engage in speculative activity and we never use leveraged derivatives.

Note 3:Preferred Stock Issued by Subsidiary

In June 1997, one of our subsidiaries issued $250 million of preferred stock in a private placement, using the proceeds to pay down long-term and short-term debt balances. Our subsidiary may redeem the stock at any time, but we will have to pay certain call premiums if we redeem the preferred stock before December 31, 2002. The holders of the preferred stock may require our subsidiary to redeem the shares at any time after May 20, 2004. Holders of the preferred shares will receive quarterly dividends based on a rolling three-month London Interbank Borrowing Rate (LIBOR). The dividend rate at June 30, 1997 was 6.83 percent. This preferred stock is included in other long-term liabilities on the consolidated balance sheet as of June 30, 1997.

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997


NOTE 4:Additional Investments

During the quarter ended June 30, 1997, we acquired certain assets from other companies. We issued a total of 1,504,801 common shares with a total dollar value of approximately $100 million for the assets of certain companies, principally those involved in security services. Consideration for these assets also included cash payments, which are reflected as additional investments in the consolidated statement of cash flows for the six months ended June 30, 1997. Of the shares we issued, 653,309 were registered with the SEC and are freely tradable. The remaining 851,492 shares were issued without registration and are subject to trading restrictions for one year.

                AMERITECH CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

          THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 vs.
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS
---------------------
Results of operations for the three and six months ended June 30, 1997, compared with the prior year periods, were as follows (dollars in millions, except per share amounts):

Three months ended June 30                          Increase  Percent
--------------------------
                                 1997      1996    (Decrease)  Change
                                 ----      ----     --------   ------

Income before one-time items  $  624     $  567     $   57     10.1
EPS before one-time items       1.13       1.02       0.11     10.8
Net income                       537        567        (30)    (5.3)
Earnings per share            $ 0.97     $ 1.02     $(0.05)    (4.9)
Average common shares
  (millions)                   550.0      553.2       (3.2)    (0.6)

Six months ended June 30                            Increase  Percent
------------------------
                                 1997      1996    (Decrease)  Change
                                 ----      ----     --------   ------

Income before one-time items  $1,160     $1,045     $  115     11.0
EPS before one-time items       2.11       1.89       0.22     11.6
Net income                     1,073      1,045         28      2.7
Earnings per share            $ 1.95     $ 1.89     $ 0.06      3.2
Average common shares
  (millions)                   550.2      554.0       (3.8)    (0.7)

Results for the three and six months ended June 30, 1997 included a one-time after-tax charge of $87 million, or $0.16 a share, related to our share of the costs of a work force restructuring at Belgacom, the national communications company in Belgium. We are a 17.5 percent owner and strategic partner in Belgacom.

---------------------------------------------------------------------
Revenues
--------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $3,986     $3,744     $  242      6.5
Six Months Ended               7,845      7,311        534      7.3

Revenues increased for the three and six months ended June 30, 1997 primarily due to increases in the number of cellular and paging subscribers, higher network usage volumes and increased revenues from call management services. Decreased revenues from long distance services partially offset these increases, as discussed below.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Local service
-------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,615     $1,539     $   76      4.9
Six Months Ended               3,170      3,004        166      5.5

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. Local service revenues increased for the three and six months ended June 30, 1997 due largely to higher network usage volumes. These higher volumes resulted primarily from access line growth of 3.3 percent over the same period a year ago. Second line additions by residential and small business customers contributed to the increase in access lines, as demand for Internet access and data transport capabilities continued to grow. Sales of call management services also increased because of customer demand for additional flexibility and convenience.

There were 20,041,000 access lines in service as of June 30, 1997 compared with 19,399,000 as of June 30, 1996.

---------------------------------------------------------------------
Network access
--------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended            $  649     $  585     $   64     10.9
Six Months Ended               1,269      1,164        105      9.0

Intrastate
----------
Three Months Ended            $  155     $  135     $   20     14.8
Six Months Ended                 304        275         29     10.5

Network access revenues include fees charged to interexchange carriers that use our local landline communications network to connect customers to their long distance networks. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues result from both interstate and intrastate services.

Interstate network access revenues increased for the three and six months ended June 30, 1997 due primarily to volume increases. Growth in the volume of calls handled for interexchange carriers and greater demand for dedicated services by Internet service providers and other high-capacity users contributed to the increases. These revenue increases were partially offset by rate reductions. Interstate minutes of use increased by 5.7 percent for the three months and 5.3 percent for the six months ended June 30, 1997 compared with the same periods last year.

Intrastate network access revenues increased for the three and six months ended June 30, 1997 due primarily to volume increases. The primary reason for these increases was growth in network usage by alternative providers of intraLATA toll service in Illinois, Michigan and Wisconsin. Decreases in revenue from intraLATA long distance

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access (cont'd.)
-----------------------

service largely offset this volume growth, as discussed below. Rate decreases also partially offset the volume increases. Intrastate minutes of use increased by 15.0 percent for the three months and 15.1 percent for the six months ended June 30, 1997 compared with the same periods last year.

Long distance service
---------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  345     $  392     $ (47)    (12.0)
Six Months Ended                 703        768       (65)     (8.5)

Long distance service revenues result from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA).

Long distance service revenues decreased for the three and six months ended June 30, 1997, due primarily to volume decreases. Efforts by other telecommunications carriers to bill their own customers for local toll calling, especially in Illinois, contributed to these decreases. Previously, Ameritech collected these revenues in exchange for the payment of access charges to complete the calls on the carriers' networks. The revenue decrease was substantially offset by a corresponding decrease in access charge expenses reflected in other operating expenses. Implementation of Dial 1+ capability in Illinois, Michigan and Wisconsin introduced competition to these intraLATA toll markets, which also contributed to the volume decreases.

---------------------------------------------------------------------
Cellular, directory and other
-----------------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,222     $1,093     $  129     11.8
Six Months Ended               2,399      2,100        299     14.2

Cellular, directory and other revenues include revenues from cellular communications services, paging services, telephone directory publishing, lease financing and billing and collection services, telephone equipment sales and installation, and security services.

Cellular, directory and other revenues increased for the three and six months ended June 30, 1997, due to the following factors:

- 31 percent annual growth in cellular subscribers to 2,856,000 as of June 30, 1997;
- 38 percent annual growth in paging subscribers to 1,305,000 as of June 30, 1997;
- Increases in security and cable TV customers, as those businesses continued to expand; and
- Higher revenues from directory advertising, lease financing services and other nonregulated services, such as inside wire installation and maintenance and advanced data services.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Operating expenses
------------------

                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $2,945     $2,798     $  147      5.3
Six Months Ended               5,892      5,543        349      6.3

Operating expenses increased for the three and six months ended June 30, 1997 largely due to higher operating costs in growing businesses such as cellular and security services, and increased depreciation expense. Higher employee-related expenses and other operating expenses at emerging businesses, such as long distance, personal communication services and cable TV, also contributed to the increases.

---------------------------------------------------------------------
Employee-related expenses
-------------------------

                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  962     $  931     $   31      3.3
Six Months Ended               1,952      1,867         85      4.6

Employee-related expenses increased for the three and six months ended June 30, 1997, due primarily to higher wage rates at the landline communications subsidiaries and higher wage rates and employee levels at emerging and growth-related businesses. Lower overtime expenses and force levels at the landline communications subsidiaries partially offset these increases.

We employed 67,764 people as of June 30, 1997, compared with 66,913 as of June 30, 1996.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  618     $  590     $   28      4.7
Six Months Ended               1,229      1,164         65      5.6

Depreciation and amortization expense increased for the three and six months ended June 30, 1997 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increases, as we used shorter depreciable lives for newer technologies.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other operating expenses
------------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,215     $1,130     $   85      7.5
Six Months Ended               2,406      2,221        185      8.3

Other operating expenses increased for the three and six months ended June 30, 1997 due mostly to the following factors:

- growth-related cost of sales and customer increases at the cellular and security operations;
-  higher costs in the emerging long distance and cable TV businesses;
-  increased costs for systems development and data center management;
   and
- higher advertising expenses related to increased marketing and sales efforts.

---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  150     $  147     $    3      2.0
Six Months Ended                 305        291         14      4.8

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings.
Taxes other than income taxes increased for the three and six months ended June 30, 1997, due primarily to increased use taxes in Michigan. Increases in capital stock and gross receipts taxes, resulting primarily from business growth, also contributed to the increases.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
-----------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  123     $  128     $  (5)     (3.9)
Six Months Ended                 248        252        (4)     (1.6)

Interest expense decreased for the three and six months ended June 30, 1997, due primarily to decreased interest on short-term debt balances, reflecting lower average debt balances and lower short-term interest rates. Increased interest on long-term debt, due to higher average long-term debt balances, partially offset these decreases.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other (income) expense, net
----------------------------
                                                     Change
                                    June 30          (Income) Percent
                                  ------------
(dollars in millions)            1997      1996      Expense   Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $   14     $ (73)     $   87    n/a
Six Months Ended                (51)      (124)         73    n/a

Other income includes earnings related to Ameritech's investments accounted for using the equity method, interest income and other nonoperating items. Other income decreased for the three and six months ended June 30, 1997 due primarily to the effects of a one-time, after-tax charge of $87 million related to Ameritech's share of the costs of a workforce restructuring at Belgacom. Ameritech is a 17.5 percent owner and a strategic partner in Belgacom, the national communications company in Belgium. In May 1997, Belgacom offered certain of its 27,000 employees financial incentives to voluntarily leave the work force by the end of 1998. Approximately 6,300 employees accepted the offer.

We derive a large portion of our equity earnings from overseas investments. Although these investments continue to generate strong earnings, the effects of a stronger U.S. dollar versus foreign currencies moderated these earnings in the first half of 1997.

---------------------------------------------------------------------
Income taxes
------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  367     $  324     $   43     13.3
Six Months Ended                 683        595         88     14.8

Income tax expense increased for the three and six months ended June 30, 1997, due primarily to the increases in pretax earnings discussed above. Our effective tax rate increased slightly over the same period last year, largely due to a decrease in the amortization of investment tax credits relative to pretax income. The Belgacom restructuring in 1997 had the effect of increasing our effective income tax rate.

---------------------------------------------------------------------
FINANCIAL CONDITION AND OTHER MATTERS
-------------------------------------
Capital expenditures
--------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  644     $  556     $   88     15.8
Six Months Ended               1,177      1,022        155     15.2

Capital expenditures increased for the three and six months ended June 30, 1997, due primarily to higher capital expenditures at the landline communications subsidiaries. These increases were necessary because of growth in access lines and demand for advanced data services. Capital expenditures also increased at the cellular, cable TV and capital services subsidiaries to accommodate growth.

                AMERITECH CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Dividends declared
-------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  312     $  294     $   18      6.1
Six Months Ended                 622        587         35      6.0

On June 18, 1997, our Board of Directors declared a quarterly dividend of $0.565 per common share, a 6.6 percent increase over the $0.53 per common share declared in the second quarter of 1996. The weighted average number of common shares outstanding decreased to 550.0 million shares and 550.2 million shares, respectively, in the three and six months ended June 30, 1997 from 553.2 million shares and 554.0 million shares, respectively, in the same periods last year. These decreases primarily resulted from our own purchase of shares of our stock.

Company stock repurchase program
--------------------------------

Our Board of Directors has periodically authorized management to repurchase shares of Ameritech stock in the open market. During the six months ended June 30, 1997, we purchased 4.6 million shares of stock for $282 million. Management has authority to repurchase 8.5 million additional shares through December 31, 1997.

---------------------------------------------------------------------
Debt ratio
----------
The debt ratio was 46.3 percent as of June 30, 1997, compared to 49.7 percent as of December 31, 1996. The decrease resulted from a decrease in debt balances, due primarily to an improvement in cash flow from operations, combined with an increase in equity due to higher cumulative earnings. The sale of preferred stock by a subsidiary described in Note 3 also favorably impacted our ratio.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the three and six months ended June 30 was 6.83 in 1997 and 6.27 in 1996.

                AMERITECH CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters
-------------



Recent FCC Orders
-----------------

On May 7, 1997, the FCC issued three closely-related orders addressing revisions to the price cap plan for local exchange carriers (LECs), interstate access charge reform and funding for universal service. In its access charge reform order, the FCC adopted changes to its tariff structure requiring LECs to use rates that reflect the type of costs incurred. In general, the order provides that:

- only costs incurred on a minute-of-use basis should be included in per-minute access charges;
- costs not incurred on a minute-of-use basis should be recovered through flat-rate charges; and
- LECs may not assess interstate access charges on Internet service providers.

The new price cap rules will reduce access charges by increasing the price cap productivity offset factor to 6.5 percent from the current
5.3 percent and by applying this factor uniformly to all access providers. The new rates were effective July 1, 1997 and LECs were to compute the new rates as if the 6.5 percent productivity factor had been in effect since July 1, 1996.

The new rules also create a multi-billion-dollar "universal service" fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Telecommunications service providers will pay into the universal service fund starting January 1, 1998, but regulators have not yet determined the size of the fund. The FCC intends to develop suitable forward-looking cost studies for determining the level of universal service support in a separate proceeding later in 1997. State commissions may elect to use the FCC's cost methodology or their own forward-looking mechanism. They will have until August 15, 1997 to indicate which mechanism they intend to use. The FCC expects to select a mechanism for determining support for nonrural carriers by the end of this year. Subsidies to low-income and rural customers will be available by January 1, 1998, and funds for linking schools and libraries to the Internet will be available as needed.

We do not expect these reforms to have a material impact on our revenue streams; however, the nature and timing of these reforms may evolve as the FCC considers input from state commissions, potential legal challenges and the ongoing implementation of other provisions of the Telecommunications Act of 1996.

                AMERITECH CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd)
----------------------

Competition and the Telecommunications Act of 1996
--------------------------------------------------
As a result of our plan to capture the full potential of the communications industry and the supporting provisions of the Telecommunications Act of 1996 (the 1996 Act), we have taken several key steps toward fostering a fully competitive market. We have filed for FCC approval to begin offering long distance service to all our Michigan customers, and we plan to file soon for approval in our other four states. We have made our network available for use by Ameritech's competitors at unbundled cost-based prices and at bundled prices representing discounts from established retail levels. Additionally, we have entered into more than 80 interconnection agreements with other local communications carriers, indicating a growing wholesale business. As a fully competitive communications market continues to develop, regulatory bodies will periodically need to review interaction among industry members.

In July 1997, the Federal Circuit Court in St. Louis struck down several provisions of an August 1996 FCC order designed to implement the interconnection provisions of the 1996 Act. The Court ruled that:

- the FCC's pricing guidelines intrude upon the rights of state commissions to implement key elements of the 1996 Act;
- the FCC lacks jurisdiction to review state commission decisions regarding interconnection agreements between incumbent LECs and their competitors;
- the FCC's rule that would allow requesting carriers to pick and choose among individual provisions of other interconnection agreements does not promote negotiated agreements and is unreasonable;
- LECs must provide unbundled network elements in a manner that allows competing carriers to combine them, but LECs need not actually combine the elements; and,
- the 1996 Act does not require incumbent LECs to provide competitors with superior quality connections.

The Court upheld the FCC's interpretation of "network element" to include operations support systems (OSS) and certain other services. It did not rule on the LECs' claims regarding infringement of intellectual property rights and Fifth Amendment confiscation.

The FCC has indicated that it may appeal this Circuit Court's ruling to the U.S. Supreme Court. We do not believe that any such appeal would itself delay our entry into the long distance market, and we continue to progress toward bringing the benefits of full service to our customers.

                AMERITECH CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd)
----------------------

New Zealand Share Repurchase
----------------------------
In November 1996, Telecom Corporation of New Zealand Limited (New Zealand Telecom) announced plans to repurchase in 1997 a portion of its stock. We have a 24.95% ownership interest in New Zealand Telecom. The New Zealand government prohibits foreign companies from owning more than 49.9% of New Zealand Telecom's stock. As a result, Ameritech and Bell Atlantic Corporation, which also has a 24.95% interest, are selling a pro rata portion of their shares to New Zealand Telecom when New Zealand Telecom buys shares on the open market. Ameritech expects to receive cash proceeds of approximately $165 million (based on the 1996 year-end exchange rate), while not materially changing our percentage ownership in New Zealand Telecom. In the first half of 1997, we received proceeds of $89 million as a result of this repurchase program.

Effects of Foreign Currency Fluctuations
----------------------------------------
Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. In the three and six months ended June 30, 1997, due to a strengthening U.S. dollar, we recognized some foreign exchange transaction losses and currency translation adjustments related to these investments. Foreign exchange transaction losses incurred by wholly owned subsidiaries adversely impacted operating income. Transaction losses incurred by other international ventures (primarily equity method investments) had a negative impact on other income, net. Translation adjustments resulted in a decrease in the investment balance and a corresponding reduction in shareowners' equity on the consolidated balance sheet. While future fluctuations in currency exchange rates could impact results of operations or financial position, foreign operations continue to provide strong financial results and earnings growth.

New Accounting Pronouncements
-----------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) previously found in Accounting Principles Board (APB) Opinion No. 15. It replaces "primary" EPS with "basic" EPS, and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all companies with options, warrants or securities convertible into common stock. The statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. We do not expect adoption of this standard to have a material effect on our financial statements, since dilutive potential common shares historically have not resulted in EPS dilution over three percent.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd)
----------------------

New Accounting Pronouncements (cont'd.)
---------------------------------------
In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in a financial statement having the same prominence as other financial statements. FAS No. 130 is effective for fiscal years beginning after December 15, 1997 and it requires reclassification of prior period financial statements provided for comparative purposes. Adoption of this standard should have little effect on our financial statements, since the new requirements primarily involve modifications to the way that existing information is displayed.

Also in June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS No. 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS No. 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective for 1998, but need not be applied to interim financial statements in that year. Comparative information for earlier years must be restated. We expect adoption of this standard to have little effect on our financial statements.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------
The above discussion contains certain forward-looking statements that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

-  changes in economic and market conditions;
-  effects of state and federal regulation;
-  risks inherent in international operations; and
-  the impact of new technologies.

You should not place undue reliance on these forward-looking statements, which are applicable only as of August 12, 1997. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 12, 1997 or to reflect the occurrence of unanticipated events.

               AMERITECH CORPORATION AND SUBSIDIARIES



Part II - Other Information
---------------------------

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

   (a)     Exhibits
           --------
       11a Statement re: Computation of primary earnings per share for the three months ended June 30, 1997 and 1996.

       11b Statement re: Computation of fully diluted earnings per share for the three months ended June 30, 1997 and 1996.

       11c Statement re: Computation of primary earnings per share for the six months ended June 30, 1997 and 1996.

       11d Statement re: Computation of fully diluted earnings per share for the six months ended June 30, 1997 and 1996.

       12 Computation of ratio of earnings to fixed charges for the six months ended June 30, 1997 and 1996.

       27   Financial Data Schedule.

   (b)     Reports on Form 8-K
           -------------------
       We filed a Current Report on Form 8-K dated July 15, 1997 under Item 5, Other Events, to report our earnings for the second quarter of 1997.

                                SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                            Ameritech Corporation




Date:   August 12, 1997                     By  /s/ Barbara A. Klein
                                            ------------------------
                                            Barbara A. Klein
                                            Vice President and Comptroller

                                            (Principal Accounting Officer)

GLOSSARY

Access charges -
--------------
fees that local phone companies charge to long distance carriers for the handling of long distance calls on our local network.

Access line -
-----------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

Advanced data services -
----------------------
services that use advanced technology to allow faster network access to the Internet and other multimedia and data services.

Call management services -
------------------------
services that add value and convenience for phone customers, such as Call Waiting, Call Forwarding and Caller ID. These services are sold to customers individually or in "packages".

Customer premises equipment (CPE) -
---------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Dial 1 + -
--------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
-------
an alternative to traditional analog communications, digital systems transport information in computer code for improved clarity and quality.

Federal Communications Commission (FCC) -
---------------------------------------
the federal agency responsible for regulating the interstate aspects of telecommunications activities.

Financial Accounting Standards Board (FASB) -
-------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by U.S. business enterprises.

Gross receipts taxes -
--------------------
state and local taxes based upon the gross operating revenues earned in a particular jurisdiction. These taxes may be imposed on general businesses or public utilities in lieu of other taxes.

Interconnection -
---------------
allowing a competitive local service provider to use the local phone company's network, or elements of the network, to provide local phone service to its customers.

Interexchange carriers (IXCs) -
-----------------------------
those companies primarily involved in providing long distance voice and data transmission services, such as AT&T, MCI and Sprint.

Internet -
--------
the global web of networks that connects computers around the world, providing rapid access to information from multiple sources.

Internet service providers (ISPs) -
---------------------------------
those companies providing access to the Internet and other computer-based information networks.

Intrastate revenues -
-------------------
that portion of revenues regulated by state rather than federal authorities.

Landline communication subsidiaries -
-----------------------------------
the subsidiaries of Ameritech engaged primarily in providing local phone service and network access in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

GLOSSARY (cont'd.)

Local access and transport area (LATA) -

--------------------------------------
the boundary within which a local telephone company may provide phone service. It is usually centered around a city or other identifiable community of interest.

Local exchange carriers (LECs) - those companies primarily involved in providing local phone service and access to the local phone network, including Ameritech's landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Operations support systems (OSS) -
--------------------------------
the databases and information used to support the provision of telephone service to end users.

Personal communications services (PCS) -
--------------------------------------
wireless services, such as cellular phone service and two-way paging, that use digital technology to provide enhanced call security, longer battery life and other convenience features.

Price caps -
----------
a form of regulation that sets maximum limits on the prices that LECs can charge for access services instead of limits on rate of return or profits.

Productivity factor -
-------------------
a portion of the interstate price cap formula that requires LECs to reduce the price cap based on an assumed increase in productivity.

Securities and Exchange Commission (SEC) -
----------------------------------------
the federal agency that regulates the issuance and trading of public debt and equity securities in the United States and monitors compliance with these regulations.

Security services -
-----------------
services that help secure people and property, including burglar and fire alarm systems, closed circuit cameras and electronic card access. Most of our revenue is from the installation and monitoring of alarm systems.

Universal service -
-----------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices. Funding typically comes from urban telecommunication operators.