Form 10-Q
period 1997-09-30
AMERITECH CORP /DE/
filed 1997-11-13
CIK 732715

[TITLE] Form 10-Q [/TITLE]

P

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997
-------------------------------------------

or
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

At October 31, 1997, 547,252,049 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Consolidated Statements of Income for
          the three and nine months ended
          September 30, 1997 and 1996                              1

       Condensed Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996                 2

       Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1997 and 1996        3

       Notes to Condensed Consolidated Financial Statements       4-6

 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        7-17

                                  PART II

 6.  Exhibits and Reports on Form 8-K                              18

     Glossary                                                    20-21

                                     i

                      Part I - Financial Information
                      ------------------------------
                  AMERITECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in millions, except per share amounts)
                                (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                      September 30         September 30
                                    ---------------       ---------------
                                    1997       1996       1997       1996
                                    ----       ----       ----       ----

Revenues
  Local service................. $ 1,619    $ 1,515    $ 4,789    $ 4,519
  Interstate network access.....     606        583      1,875      1,747
  Intrastate network access.....     153        148        457        423
  Long distance service ........     335        364      1,038      1,132
  Cellular, directory and other.   1,293      1,112      3,692      3,212
                                 -------    -------    -------    -------
                                   4,006      3,722     11,851     11,033
                                 -------    -------    -------    -------
Operating expenses
  Employee-related expenses.....   1,004        952      2,956      2,819
  Depreciation and amortization.     621        600      1,850      1,764
  Other operating expenses......   1,271      1,147      3,677      3,368
  Taxes other than income taxes.     148        150        453        441
                                 -------    -------    -------    -------
                                   3,044      2,849      8,936      8,392
                                 -------    -------    -------    -------
Operating income................     962        873      2,915      2,641
Interest expense................     123        130        371        382
Other income, net...............     127         74        178        198
                                 -------    -------    -------    -------
Income before income taxes......     966        817      2,722      2,457
Income taxes....................     353        298      1,036        893
                                 -------    -------    -------    -------
Net income...................... $   613    $   519    $ 1,686    $ 1,564
                                 =======    =======    =======    =======
Earnings per common share.......   $1.12      $0.94      $3.07      $2.83
                                   =====      =====      =====      =====
Dividends declared per common
 share..........................  $0.565      $0.53     $1.695      $1.59
                                   =====      =====      =====      =====
Average common shares outstanding
 (millions).....................   549.0      549.8      549.8      552.6
                                   =====      =====      =====      =====

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                         Sept. 30, 1997  Dec. 31, 1996
                                         --------------  -------------
                                            (Unaudited)  (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS

Current assets
 Cash and temporary cash investments........  $    848       $   145
 Receivables, net...........................     2,975         3,070
 Material and supplies......................       266           231
 Prepaid and other..........................       436           353
                                               -------       -------
                                                 4,525         3,799
                                               -------       -------
Property, plant and equipment...............    33,578        32,292
 Less, accumulated depreciation.............    19,992        18,785
                                               -------       -------
                                                13,586        13,507
                                               -------       -------
Investments, primarily international........     1,924         2,323
Other assets and deferred charges...........     4,531         4,078
                                               -------       -------
Total assets................................  $ 24,566      $ 23,707
                                               =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
 Debt maturing within one year..............  $  3,583       $ 3,155
 Accounts payable...........................     1,850         1,836
 Other......................................     2,003         1,841
                                               -------       -------
                                                 7,436         6,832
                                               -------       -------
Long-term debt..............................     4,065         4,437
                                               -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       979           900
 Unamortized investment tax credits.........       148           172
 Postretirement benefits
   other than pensions......................     3,000         2,984
 Other......................................       940           695
                                               -------       -------
                                                 5,067         4,751
                                               -------       -------
Shareowners' equity
 Common stock, par value $1;2.4 billion
   shares authorized, 588,314,000 issued in 1997
     and 588,113,000 issued in 1996.........       588           588
 Proceeds in excess of par value............     5,838         5,732
 Reinvested earnings........................     3,909         3,154
 Treasury stock, at cost (41,270,000 shares
   in 1997 and 38,182,000 shares in 1996)...    (1,674)       (1,344)
 Deferred compensation......................      (190)         (259)
 Currency translation adjustment............      (478)         (188)
 Other, net.................................         5             4
                                               -------       -------
                                                 7,998         7,687
                                               -------       -------
Total liabilities and shareowners' equity...  $ 24,566      $ 23,707
                                               =======       =======

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                  Nine Months Ended
                                                     September 30
                                                    -------------
                                                  1997         1996
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................  $ 1,686      $ 1,564
 Adjustments to net income
  Depreciation and amortization..............    1,850        1,764
  Deferred income taxes, net.................       63           26
  Investment tax credits, net................      (24)         (28)
  Capitalized interest.......................      (19)         (21)
  Change in accounts receivable, net.........       95         (353)
  Change in material and supplies............      (64)         (35)
  Change in certain other current assets.....      (83)          (6)
  Change in accounts payable.................       14         (246)
  Change in certain other current
   liabilities...............................      160           79
  Change in certain other noncurrent
    assets and liabilities...................     (284)        (327)
  Gain on sale of Sky Network Television
    of New Zealand...........................      (52)          --
  Other operating activities, net............       18          (34)
                                               -------      -------
Net cash from operating activities...........    3,360        2,383
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................   (1,829)      (1,649)
Additional investments.......................     (101)        (887)
Proceeds from New Zealand Telecom
   share repurchase..........................      118           --
Proceeds from sale of Sky Network Television
  of New Zealand.............................       52           --
Other investing activities, net..............      (24)          64
                                               -------      -------
Net cash from investing activities...........   (1,784)      (2,472)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................      440        1,282
Issuance of preferred stock by subsidiary....      250           --
Issuance of long-term debt...................       --          148
Retirement of long-term debt.................     (306)         (71)
Dividend payments............................     (933)        (880)
Proceeds from reissuance of treasury stock...      249          142
Repurchase of common stock...................     (601)        (466)
Other financing activities, net..............       28           17
                                               -------      -------
Net cash from financing activities...........     (873)         172
                                               -------      -------
Net increase in cash and temporary
 cash investments............................      703           83
Cash and temporary cash investments,
 beginning of period.........................      145          131
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................  $   848      $   214
                                               =======      =======

See Notes to Condensed Consolidated Financial Statements.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1997

NOTE 1:   Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange
Commission rules that permit reduced disclosure for quarterly period reports.  These financial statements include estimates and
assumptions that affect the reported amounts of assets and
liabilities and the amounts of revenues and expenses.  Actual amounts could differ from those estimates.  We believe these statements include all adjustments necessary for a fair statement of results for each period shown.  We believe our disclosures are adequate to make the presented information clear.  You should read these financial statements in conjunction with the financial statements and notes included in our 1996 Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in 1997.  Several events occurred subsequent to September 30, 1997 that are discussed in Notes
5-10 below.

When reading these financial statements, you should be familiar with the terminology unique to our business.  We have defined a number of terms in the glossary on pages 20 and 21.

Note 2:   Significant Accounting Policies

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

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1997

Note 3:   Preferred Stock Issued by Subsidiary

In June 1997, one of our subsidiaries issued $250 million of preferred stock in a private placement, using the proceeds to pay down long-term and short-term debt balances.  Our subsidiary may redeem the stock at any time, but we will have to pay certain call premiums if we redeem the preferred stock before December 31, 2002.
The holders of the preferred stock may require our subsidiary to redeem the shares at any time after May 20, 2004.  Holders of the preferred shares will receive quarterly dividends beginning December
31, 1997 based on a rolling three-month London Interbank Borrowing
Rate (LIBOR).  The dividend rate for the December 31, 1997 payment is
6.85 percent.  This preferred stock is included in other long-term liabilities on the consolidated balance sheet as of September 30,
1997.

Note 4:  Additional Investments

We acquired certain assets from other companies during the nine months ended September 30, 1997.  We issued a total of 1,504,801 common shares with a total dollar value of approximately $100 million for the assets of certain companies, principally those engaged in security services.  Consideration for these assets also included cash payments, which are reflected as additional investments in the consolidated statement of cash flows.  Of the shares we issued,
653,309 were registered with the SEC and are freely tradable.  The remaining 851,492 shares were issued without registration and are subject to trading restrictions for one year from the date of issue.

Note 5:  Strategic Partnership with Tele Danmark A/S

On October 27, 1997, we agreed to invest $3.2 billion as a strategic partner in Tele Danmark, the national communications provider in
Denmark.  Through a two-step transaction, we will acquire
approximately 42 percent of Tele Danmark's stock and nominate six directors to Tele Danmark's 12-member board of directors.  In the first step, we will purchase 4.5 million "A" shares of Tele Danmark stock for $3.2 billion from the Kingdom of Denmark (equivalent to 45 million "B" shares), representing a 34.4 percent stake in the company.  Following this investment, Tele Danmark intends to buy back and retire all of the remaining shares from the Kingdom, raising our investment stake to more than 40 percent of the outstanding capital stock.  We expect these transactions to be finalized in the first quarter of 1998, pending the approvals of the Danish government, the
European Union and Tele Danmark's shareowners.  We plan to fund this investment using available cash and short-term debt.

Note 6:  Acquisitions of Security Monitoring Assets

In October 1997, we acquired the security monitoring assets of
Rollins Protective Services, a subsidiary of Rollins, Inc., and the security monitoring assets of Republic Security Company Holdings, a subsidiary of Republic Industries, Inc.  The total purchase price for these two transactions was approximately $800 million.  We will account for these transactions as purchases.  Revenues of these businesses in 1996 were approximately $150 million.  We now have nearly one million customers served by our security monitoring subsidiary, SecurityLink from Ameritech.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1997

Note 7:  Issuances of Long-Term Debt

In October 1997, we issued $650 million of long-term debt in three separate tranches through our funding subsidiary, Ameritech Capital
Funding Corporation.  Details of the issuances are as follows:

-  $200 million of 6.125% notes due October 15, 2001;
-  $250 million of 6.30% notes due October 15, 2004; and
-  $200 million of 6.875% debentures due October 15, 2027.

Following these issuances, we had $350 million remaining available for issuance of unsecured debt securities under a shelf registration statement filed with the SEC by our funding subsidiary.  In October
1997, our Board of Directors authorized a shelf registration statement for up to an additional $3 billion of debt securities.

Interest on the notes and debentures is due semiannually on April 15 and October 15, and payment of interest and principal is
unconditionally guaranteed by Ameritech Corporation.  Proceeds from the issuances were used to pay down short-term debt incurred in the acquisitions of security monitoring assets discussed in Note 6.

Note 8:  Registration of Common Stock

In October 1997, we registered 7,139,670 shares of our common stock with the SEC for future issuance.  We may issue these shares from time to time for the completion of acquisitions, for the payment of dividends or for any other corporate purposes.

Note 9:  Acquisition of Central Telephone Company of Illinois

Effective November 1, 1997, following regulatory approval, one of our subsidiaries completed the purchase from Sprint Corporation (Sprint)
of the assets of Sprint's local exchange business in suburban Chicago
(Central Telephone Company of Illinois or Centel).  Centel served approximately 136,000 residential and business customers in a small portion of Chicago and part or all of ten Chicago suburbs.  We funded the $160 million purchase using short-term debt.  We will account for this acquisition as a purchase.

Note 10:  Inside Wire Maintenance Service Settlement

In November 1997, we reached an agreement in principle to settle class action lawsuits regarding our inside wire maintenance and
Linebacker services, subject to court approval.  Those customers who subscribe to these services pay a monthly fee to cover repairs to inside telephone wiring and jacks.  They thereby avoid charges for labor and material at the time of repair.

The lawsuits charged unfair sales practices and violations of the antitrust laws allegedly arising from our sales and marketing practices.  The settlement consists of, among other things, free calling card and pay-per-use services over specified time periods, as well as billing credits.  Although the value to class members is much greater, we expect to record a pretax charge of approximately $69 million ($42 million after-tax) in the fourth quarter of 1997 based on the negotiated settlement terms.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

      THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 vs.
        THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS
---------------------
Results of operations for the three and nine months ended September
30, 1997, compared with the prior year periods, were as follows
(dollars in millions, except per share amounts):

Three Months Ended September 30                     Increase  Percent
-------------------------------
                                 1997      1996    (Decrease)  Change
                                 ----      ----     --------   ------

Income before one-time items  $  576     $  519     $   57     11.0
EPS before one-time items       1.05       0.94       0.11     11.7
Net income                       613        519         94     18.1
Earnings per share            $ 1.12     $ 0.94     $ 0.18     19.1
Average common shares
  (millions)                   549.0      549.8       (0.8)    (0.1)

Nine Months Ended September 30                      Increase  Percent
------------------------------
                                 1997      1996    (Decrease)  Change
                                 ----      ----     --------   ------

Income before one-time items  $1,736     $1,564     $  172     11.0
EPS before one-time items       3.16       2.83       0.33     11.7
Net income                     1,686      1,564        122      7.8
Earnings per share            $ 3.07     $ 2.83     $ 0.24      8.5
Average common shares
  (millions)                   549.8      552.6       (2.8)    (0.5)

Results for the three and nine months ended September 30, 1997 included a one-time pretax gain of $52 million ($37 million after-tax or $0.07 a share) resulting from the sale of our 12.5 percent interest in Sky Network Television of New Zealand.

Results for the nine months ended September 30, 1997 also included a one-time after-tax charge of $87 million, or $0.16 a share, related to our share of the costs of a work force restructuring at Belgacom, the national communications company in Belgium.  We are a 17.5 percent owner and strategic partner in Belgacom.

---------------------------------------------------------------------
Revenues
--------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $4,006     $3,722     $  284      7.6
Nine Months Ended              11,851     11,033       818      7.4

Revenues increased for the three and nine months ended September 30,
1997 primarily due to increases in the number of cellular and paging subscribers, higher network usage volumes and increased revenues from call management services.  Decreased revenues from long distance services partially offset these increases, as discussed below.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Local service
-------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,619     $1,515     $  104      6.9
Nine Months Ended              4,789      4,519        270      6.0

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues.  Local service revenues increased for the three and nine months ended September 30, 1997 due largely to increased sales of call management services.  These increases resulted from growth in the number of features in service, as well as increases in usage of services on a pay-per-use basis.
Higher network usage volumes, resulting primarily from access line growth, also contributed to the increases.  Second line additions by residential and small business customers contributed to access line growth, due to continuing demand for Internet access and data transport capabilities.

There were 20,204,000 access lines in service as of September 30,
1997 compared with 19,552,000 as of September 30, 1996.

---------------------------------------------------------------------
Network access
--------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended            $  606     $  583     $   23      3.9
Nine Months Ended              1,875      1,747        128      7.3

Intrastate
----------
Three Months Ended            $  153     $  148     $    5      3.4
Nine Months Ended                457        423         34      8.0

Network access revenues include fees charged to interexchange carriers that use our local landline communications network to connect customers to their long distance networks.  In addition, end users pay flat rate access fees to connect to the long distance networks.  These revenues result from both interstate and intrastate services.

Interstate network access revenues increased for the three and nine months ended September 30, 1997 due primarily to volume increases.
Growth in the volume of calls handled for interexchange carriers and greater demand for dedicated services by Internet service providers and other high-capacity users contributed to the increases.  These revenue increases were partially offset by rate reductions.
Interstate minutes of use increased by 8.2 percent for the three months and 6.3 percent for the nine months ended September 30, 1997 compared with the same periods last year.

Intrastate network access revenues increased for the three and nine months ended September 30, 1997 due primarily to volume increases.
The primary reason for these increases was growth in network usage by alternative providers of intraLATA toll service in Illinois, Michigan and Wisconsin.  Rate decreases partially offset the volume increases.
Intrastate minutes of use increased by 18.9 percent for the three months ended and 16.4 percent for the nine months ended September 30,
1997 compared with the same periods last year.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Long distance service
---------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  335     $  364     $ (29)     (8.0)
Nine Months Ended              1,038      1,132       (94)     (8.3)

Long distance service revenues result from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA).

Long distance service revenues decreased for the three and nine months ended September 30, 1997, due primarily to volume decreases.
The volume decreases resulted largely from implementation of Dial 1+
capability in Illinois, Michigan and Wisconsin, which introduced competition to these intraLATA toll markets.  Efforts by other telecommunications carriers to bill their own customers for local toll calling, especially in Illinois and Ohio, also contributed to the decreases.  Previously, Ameritech collected these revenues in exchange for the payment of access charges to complete the calls on the carriers' networks.  The revenue decreases resulting from this change were largely offset by corresponding decreases in access charge expenses reflected in other operating expenses.

---------------------------------------------------------------------
Cellular, directory and other
-----------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,293     $1,112     $  181     16.3
Nine Months Ended              3,692      3,212        480     14.9

Cellular, directory and other revenues include revenues from cellular communications services, paging services, telephone directory publishing, lease financing and billing and collection services, telephone equipment sales and installation, and security services.

Cellular, directory and other revenues increased for the three and nine months ended September 30, 1997, due to the following factors:

-30 percent annual growth in cellular subscribers to 2,970,000 as of
 September 30, 1997;
-34 percent annual growth in paging subscribers to 1,401,000 as of
 September 30, 1997;
-Increases in security and cable TV customers, as those businesses continued to expand; and
-Higher revenues from directory advertising, lease financing services and other nonregulated services, such as inside wire installation and maintenance and advanced data services.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Operating expenses
------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $3,044     $2,849     $  195      6.8
Nine Months Ended              8,936      8,392        544      6.5

Operating expenses increased for the three and nine months ended
September 30, 1997 largely due to higher operating costs in growing businesses such as cellular and security services, and increased depreciation expense.  Higher employee-related expenses and other operating expenses at emerging businesses, such as long distance, personal communication services and cable TV, also contributed to the increases.

---------------------------------------------------------------------
Employee-related expenses
-------------------------

                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,004     $  952     $   52      5.5
Nine Months Ended              2,956      2,819        137      4.9

Employee-related expenses increased for the three and nine months ended September 30, 1997, due primarily to higher wage rates at the landline communications subsidiaries and higher employee levels at emerging and growth-related businesses.  Lower overtime expenses and force levels at the landline communications subsidiaries partially offset these increases.

We employed 69,056 people as of September 30, 1997, compared with
65,790 as of September 30, 1996.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  621     $  600     $   21      3.5
Nine Months Ended              1,850      1,764         86      4.9

Depreciation and amortization expense increased for the three and nine months ended September 30, 1997 due primarily to higher property, plant and equipment balances.  Higher depreciation rates on certain asset categories also contributed to the increases, as we used shorter depreciable lives for newer technologies.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other operating expenses
------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,271     $1,147     $  124     10.8
Nine Months Ended              3,677      3,368        309      9.2

Other operating expenses increased for the three and nine months ended September 30, 1997 due mostly to the following factors:

-  increased costs for systems development and data center
   management;
-  higher costs in the emerging cable TV and long distance
   businesses;
-  growth-related cost of sales and customer increases at the cellular and security monitoring operations;
-  higher advertising expenses and uncollectibles related to increased marketing and sales efforts; and
-  cost of sales increases due to higher sales of customer premises equipment.

---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  148     $  150     $  (2)     (1.3)
Nine Months Ended                453        441         12      2.7

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings.
Taxes other than income taxes decreased for the three months ended
September 30, 1997 primarily as a result of lower property taxes in
Ohio due to property tax reform.  Taxes other than income taxes increased for the nine months ended September 30, 1997, due primarily to increased use taxes in Michigan.  Increases in capital stock and gross receipts taxes, resulting primarily from business growth, also contributed to the increases.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
-----------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  123     $  130     $  (7)     (5.4)
Nine Months Ended                371        382       (11)     (2.9)

Interest expense decreased for the three and nine months ended
September 30, 1997, due primarily to decreased interest on short-term debt, reflecting lower average debt balances partially offset by higher short-term interest rates.  Increased interest on long-term debt, due to higher average long-term debt balances, partially offset these decreases.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other income, net
------------------
                                                     Change
                                  September 30       (Income) Percent
                                  ------------
(dollars in millions)            1997      1996      Expense   Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  127     $   74     $   53    n/a
Nine Months Ended                178        198       (20)    n/a

Other income includes earnings related to Ameritech's investments accounted for using the equity method, interest income and other nonoperating items.  Other income increased for the three months ended September 30, 1997 due primarily to the effects of a $52 million pretax gain resulting from the sale of our interest in Sky
Network Television of New Zealand.

Other income decreased for the nine months ended September 30, 1997 due primarily to the effects of a one-time charge of $87 million related to Ameritech's share of the costs of a workforce
restructuring at Belgacom, partially offset by the gain from our sale of Sky TV, as discussed above.  Ameritech is a 17.5 percent owner and a strategic partner in Belgacom, the national communications company in Belgium.  In May 1997, Belgacom offered certain of its 27,000 employees financial incentives to voluntarily leave the work force by the end of 1998.  Approximately 6,300 employees accepted the offer.

We derive a large portion of our equity earnings from overseas investments.  Although these investments continue to generate strong earnings, the effects of a stronger U.S. dollar versus foreign currencies moderated these earnings in the first nine months of 1997.

---------------------------------------------------------------------
Income taxes
------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  353     $  298     $   55     18.5
Nine Months Ended              1,036        893        143     16.0

Income tax expense increased for the three and nine months ended
September 30, 1997, due primarily to the increases in pretax earnings discussed above.  Our effective tax rate increased slightly over the same period last year, largely due to the Belgacom restructuring discussed above, as well as a decrease in the amortization of investment tax credits relative to pretax income.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

FINANCIAL CONDITION AND OTHER MATTERS
-------------------------------------
Capital expenditures
--------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  652     $  657     $  (5)     (0.8)
Nine Months Ended              1,829      1,679        150      8.9

Capital expenditures decreased for the three months ended September
30, 1997, due primarily to decreased spending at the landline communications subsidiaries, resulting from the timing of planned capital projects.  This decrease was partially offset by increased expenditures at the cellular, cable TV and capital services
subsidiaries.

Capital expenditures increased for the nine months ended September
30, 1997, due primarily to higher capital expenditures at the cellular, cable TV and capital services subsidiaries to accommodate growth.  Capital expenditures also increased at the landline communications subsidiaries due to access line growth and higher demand for advanced data services.

---------------------------------------------------------------------
Dividends declared
-------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  309     $  291     $   18      6.2
Nine Months Ended                931        878         53      6.0

On September 15, 1997, our Board of Directors declared a quarterly dividend of $0.565 per common share, a 6.6 percent increase over the
$0.53 per common share declared in the third quarter of 1996.

---------------------------------------------------------------------
Company stock repurchase program
--------------------------------

Our Board of Directors has periodically authorized management to repurchase shares of Ameritech stock in the open market.  During the nine months ended September 30, 1997, we purchased 9.4 million shares of stock for $601 million.  Management has authority to repurchase
3.7 million additional shares through December 31, 1997.

---------------------------------------------------------------------
Debt ratio
----------
The debt ratio was 48.9 percent as of September 30, 1997, compared with 49.7 percent as of December 31, 1996.  The decrease resulted from a decrease in debt balances, due primarily to an improvement in cash flow from operations, combined with an increase in equity due to higher cumulative earnings.  The sale of preferred stock by a subsidiary described in Note 3 also favorably impacted our ratio.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the three and nine months ended September 30 was 6.93 in 1997 and 6.18 in 1996.

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

The new price cap rules will reduce access charges by increasing the price cap productivity offset factor to 6.5 percent from the current
5.3 percent and by applying this factor uniformly to all access providers.  The new rates were effective July 1, 1997 and LECs were required to compute the new rates as if the 6.5 percent productivity factor had been in effect since July 1, 1996.

The new rules also create a multi-billion-dollar interstate
"universal service" fund for linking schools and libraries to the
Internet and subsidizing low-income consumers and rural health care providers.  Telecommunications service providers will pay into the universal service fund starting January 1, 1998, but regulators have not yet determined the size of the fund.  The FCC intends to develop suitable forward-looking cost studies for determining the level of universal service support in a separate proceeding later in 1997.
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

Other Matters (cont'd)
----------------------

Competition and the Telecommunications Act of 1996
--------------------------------------------------
As a result of our plan to capture the full potential of the communications industry and the supporting provisions of the
Telecommunications Act of 1996 (the 1996 Act), we have taken several key steps toward fostering a fully competitive market.  We have made our network available for use by Ameritech's competitors at unbundled cost-based prices and at bundled prices representing discounts from established retail levels.  Additionally, we have entered into nearly
150 interconnection agreements with other local communications carriers, indicating a growing wholesale business.  These efforts and the growing presence of competition in our region provided the basis for our request to enter the interLATA long distance market in
Michigan.

In August 1997, the FCC denied our application to provide long distance service in Michigan, stating in its order that we failed to meet three of the requirements included in the 14-point competitive checklist contained in the 1996 Act.  The order set forth various actions that we must take in order to demonstrate compliance with the checklist, and we are working with the FCC and the Michigan Public
Service Commission to determine the technical feasibility of these requirements.  We are currently unable to determine the timing of our next filing for interLATA authority, but we continue to make progress toward bringing the benefits of full service to our customers.

In July 1997, the Federal Circuit Court of Appeals in St. Louis
struck down several provisions of an August 1996 FCC order designed to implement the interconnection provisions of the 1996 Act.  The
Court ruled that:

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

In October 1997, the Circuit Court overturned an FCC ruling that required Ameritech and other incumbent local exchange carriers to resell bundled network services at unbundled discounted rates.  As a result of the Court's decision, if new entrants to the local exchange market wish to purchase network elements at unbundled discounted prices, they must recombine the elements themselves.  We anticipate that a number of appeals will be sought regarding the July and
October rulings.  We do not believe that these appeals will result in delays to our entry into the long distance market.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd)
----------------------

New Zealand Share Repurchase
----------------------------
In November 1996, Telecom Corporation of New Zealand Limited (New
Zealand Telecom) announced plans to repurchase a portion of its stock during 1997.  We have a 24.95% ownership interest in New Zealand
Telecom.  The New Zealand government prohibits foreign companies from owning more than 49.9% of New Zealand Telecom's stock.  As a result,
Ameritech and Bell Atlantic Corporation, which also has a 24.95%
interest, are selling a pro rata portion of their shares to New
Zealand Telecom when New Zealand Telecom buys shares on the open market. During the first nine months of 1997, we received proceeds of approximately $118 million as a result of this repurchase program.
We expect to receive approximately $50 million in additional proceeds during the fourth quarter of 1997.  This repurchase program will not materially change our percentage ownership in New Zealand Telecom.

Effects of Foreign Currency Fluctuations
----------------------------------------
Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates.  In the three and nine months ended September 30,
1997, due to a strengthening U.S. dollar, we recognized some foreign exchange transaction losses and currency translation adjustments related to these investments.  Foreign exchange transaction losses incurred by wholly owned subsidiaries adversely impacted operating income.  Transaction losses incurred by other international ventures
(primarily equity method investments) had a negative impact on other income, net.  Translation adjustments resulted in a decrease in the investment balance and a corresponding reduction in shareowners'
equity on the consolidated balance sheet.  While future fluctuations in currency exchange rates could impact results of operations or financial position, foreign operations continue to provide strong financial results and earnings growth.

Year 2000 Software Compliance
-----------------------------
We currently operate numerous date-sensitive computer applications and systems throughout our business.  As the century change
approaches, it will be essential for us to ensure that these systems properly recognize the year 2000 and continue to process critical operational and financial information.  We have initiated a project to determine the scope of system changes that may be required and to ensure that our systems continue to meet our operational needs and those of our customers.  Although we have not yet determined a final cost estimate for this project, we will incur a substantial portion of the costs over the next two years.

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

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd)
----------------------

New Accounting Pronouncements (cont'd.)
---------------------------------------
the income statement for all companies with dilutive securities, such as options, warrants or securities convertible into common stock.  The statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier
application is not permitted.  We do not expect adoption of this standard to have a material effect on our financial statements, since dilutive potential common shares historically have not resulted in EPS dilution over three percent.

In June 1997, the FASB issued FAS No. 130, "Reporting
Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in a financial statement having the same prominence as other financial
statements.  For us, FAS No. 130 is effective next year, and it requires reclassification of prior period financial statements provided for comparative purposes.  Adoption of this standard should have little effect on our financial statements, since the new requirements primarily involve modifications to the way that existing information is displayed.

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

You should not place undue reliance on these forward-looking statements, which are applicable only as of November 12, 1997.  We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after
November 12, 1997 or to reflect the occurrence of unanticipated events.

               AMERITECH CORPORATION AND SUBSIDIARIES

Part II - Other Information
---------------------------

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

   (a)     Exhibits
           --------
       11a  Statement re:  Computation of primary earnings per share for the three months ended September 30, 1997 and 1996.

       11b  Statement re:  Computation of fully diluted earnings per share for the three months ended September 30, 1997 and
            1996.

       11c  Statement re: Computation of primary earnings per share for the nine months ended September 30, 1997 and 1996.

       11d  Statement re:  Computation of fully diluted earnings per share for the nine months ended September 30, 1997 and
            1996.

       12   Computation of ratio of earnings to fixed charges for
            the nine months ended September 30, 1997 and 1996.

       27   Financial Data Schedule.

   (b)     Reports on Form 8-K
           -------------------
       We filed a Current Report on Form 8-K dated October 14, 1997 under Item 5, Other Events, to report our earnings for the third quarter of 1997.

                             SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.

                                            Ameritech Corporation

Date:   November 12, 1997                   By  /s/ Barbara A. Klein
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

Internet service providers (ISPs) -
---------------------------------
those companies providing access to the Internet and other computer-
based information networks.

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
--------------------------------------
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

Switched Minutes of Use -
-----------------------
the measure of time used to bill IXC's for access to our public switched network.

Universal service -
-----------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices.  Funding typically comes from urban telecommunication operators.