Form 10-K405
period 1997-12-31
AMERITECH CORP /DE/
filed 1998-03-13
CIK 732715

      COVER
---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-K


-------------------------------------------
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997
-------------------------------------------

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


Securities registered under Section 12(b) of the Act: Common Stock (Par Value $1.00 Per Share)
                                 Preference Stock Purchase Rights

Ameritech's Common Stock is registered on the New York, Chicago, Boston, Pacific and Philadelphia stock exchanges. The Preference Stock Purchase Rights attached to the shares of Common Stock are registered on the New York Stock Exchange.

We have no securities registered under Section 12(g) of the Act. We are subject to certain filing requirements under Sections 13 and 15 (d) of the Securities Exchange Act of 1934 and have filed all the required reports during the preceding 12 months.

Disclosure of delinquent filers under Item 405 of Regulation S-K is not contained in this report and will not be contained in the 1998 annual meeting proxy statement, which is incorporated by reference in this report.

Based on the average sales price, the aggregate market value of the voting stock held by nonaffiliates of Ameritech Corporation on February 27, 1998 was approximately $45,541,000,000. As of that date, 1,100,694,827 common shares and preference stock purchase rights were issued and outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Ameritech's annual report to shareowners for the year ended
                             December 31, 1997

Portions of Ameritech's 1998 annual meeting proxy statement dated February
                                 27, 1998

       These documents are available on Ameritech's Internet site at
                        www.ameritech.com/investor

                             TABLE OF CONTENTS

                                  PART I

 Item                                                        Page
 ----                                                        ----
  1.   Business.........................................       1

  2.   Properties.......................................      12

  3.   Legal Proceedings................................      12

  4.   Submission of Matters to a Vote of Security
        Holders ........................................      14

       Executive Officers...............................      14

                                  PART II

  5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.............................      15

  6.   Selected Financial and Operating Data............      15

  7.   Management's Discussion and Analysis of
         Results of Operations and
         Financial Condition  ..........................      15

  8.   Financial Statements and Supplementary Data......      15

  9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.........      16


                                 PART III


  10.  Directors and Executive Officers
       of the Registrant................................      16

  11.  Executive Compensation...........................      16

  12.  Security Ownership of Certain Beneficial Owners
        and Management..................................      16

  13.  Certain Relationships and Related Transactions...      16

                                  PART IV

  14.  Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.........................      16

       Glossary..........................................     22

 When reading this annual report, you should be familiar with the terminology unique to our business. We have defined a number of terms in the Glossary on page 22.

                              PART I

Item 1.  Business.

General

   Ameritech Corporation is a holding company incorporated in 1983 under the laws of the State of Delaware. We provide a wide range of communications services, including local and long distance telephone, cellular, paging, security, cable TV, Internet access and directory publishing services. We operate our business within the framework of customer-specific business units delivering specialized services to various categories of customers, each with unique requirements. Our business units provide a complete menu of communication options to consumers and businesses as well as other companies in the communications industry. The products and services of all of our companies are marketed, under the "Ameritech" brand identity, in all 50 states and 40 countries.

   Our executive offices are located at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 1-800-257-0902). Our
Internet site (www.ameritech.com) offers extensive information on our company and industry.

The Telecommunications Act

   The Telecommunications Act of 1996 (the 1996 Act), signed into law in February 1996, was intended to stimulate competition in the market for communications services and to remove barriers that prevented the telecommunications, cable TV and broadcast industries from entering each others' businesses. The 1996 Act addresses various aspects of competition within, and regulation of, the communications industry. It provides that all conduct or activities subject to the consent decree issued at the time of AT&T Corp.'s court-approved divestiture in 1984 of certain assets to seven regional holding companies (RHCs), including Ameritech, are now subject to the provisions of the 1996 Act. Among other things, the law defines the conditions under which Ameritech and the other RHCs may offer long distance service and provides certain mechanisms intended to facilitate local exchange competition. The 1996 Act gives the Federal Communications Commission (FCC) authority to determine when incumbent local exchange carriers have satisfied the statutory criteria required to provide long distance service in an in-region state, including meeting a 14-point competitive checklist. For the RHCs, immediate relief under the law included permission to provide in and out-of-region cellular long distance, out-of-region landline long distance and certain incidental long distance services.

   Since passage of the 1996 Act, there have been numerous challenges to the rules, discussed further in the section on Regulatory Environment - Federal. It is difficult to determine how the rules will evolve and exactly what effect competition fostered by the 1996 Act will have on our business over time.

Ameritech's Full-Service Communications Business

Landline Communications Services

   Our five landline communications subsidiaries (Illinois Bell Telephone Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company and Wisconsin Bell, Inc.) are responsible for providing telephone and other communications services, subject to regulation by the FCC and the state regulatory commissions, in their respective service areas. In this report, we refer to these companies collectively as the "Ameritech landline communications subsidiaries" and individually as Ameritech Illinois, Ameritech Indiana, etc.

   The Ameritech landline communications subsidiaries furnish a wide variety of advanced communications services, including local exchange and toll service and network access, and communications products to more than 12 million business, residential and communications company customers in an operating area comprised of 37 Local Access and Transport Areas (LATAs) in our region. These LATAs are generally centered on a city or other identifiable community of interest. Each LATA marks the boundary within which each company may provide telephone service. The Ameritech landline communications subsidiaries provide two basic types of communications services:

- They transport communications traffic between a customer's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport).
- They provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of long distance carriers, which in turn provide communications service between LATAs (interLATA, or long distance, service).

   Ameritech also provides directory publishing, public telephone and local and toll operator services (including collect calls, third number billing, person-to-person and calling card calls). A national directory assistance service is offered in Chicago, Detroit and Grand Rapids, with plans to expand across the region. We offer call management services (including voice mail, Caller ID, call waiting and call forwarding), as well as digital network services (such as online database access and fax messaging, document sharing functions and video conferencing for desktop computers). We provide billing and collection services for several companies, including billing for long distance services offered by certain long distance carriers. We currently offer a single monthly statement for a variety of Ameritech services. The single bill option and around-the-clock customer service is available in all five states in our core market area for all residential, small business, Internet, cellular, cable TV and home office customers.

   We market our local phone services on a wholesale basis to certain other companies that resell our network services. At year end, we served more than 3,000 network and information providers, including cellular, personal communications services (PCS) and competing local service companies, who buy our services to use in their product offerings.

   We added 840,000 customer access lines in 1997, including 133,000 residential and business lines we acquired in November 1997 with the purchase of the telecommunications assets of Sprint Corporation's local exchange business in suburban Chicago. We now serve more than 20.5 million lines in our upper Midwest market region, a 4.3% increase over lines served in 1996 (3.6% without the lines acquired from Sprint). Customer access line growth was fueled by second line additions and increased business usage. Demand for speed and access drove record growth in our data services. Sales of ISDN lines, which carry voice, data and video simultaneously at many times the capacity of conventional phone lines, were up more than 71% and sales of high speed circuits increased 20%. Revenues from call management services grew by 20% as customers sought greater convenience and control over their telephone communications. At the end of 1997, we led our industry peers in productivity with 401 customer lines per phone company employee, improving in this measure of operational efficiency with a 50% increase over the past five years.

   Now that we have approval from the Missouri public service commission, we plan to offer local and long distance phone service to residential customers in the St. Louis metropolitan area in early 1998. This move expands our communications offerings in Missouri and marks the first time we will offer local phone service to customers beyond our traditional operating territory. Our offerings in the St. Louis market will include local phone, long distance, cellular, paging and wireless data services. Customers will have the option of a consolidated bill.

Cellular and Other Wireless Services

   Ameritech provides wireless transport of voice, data and video, plus certain call management services, to about 3.2 million cellular customers in Illinois, Indiana, Hawaii, Michigan, Missouri, Ohio and Wisconsin. In 1997, we added approximately 665,000 cellular customers to our base, a 27% increase over the prior year. We offer long distance service to our cellular customers in Illinois, Indiana, Michigan, Ohio, Wisconsin and Missouri and we are currently serving more than 1.7 million customers with cellular long distance service.

   In 1997, we increased our cellular retail capacities by acquiring twenty-four stores from Triangle Stereo Inc., which doubles the number of Ameritech-owned retail stores in the Chicago metropolitan and northwest Indiana area. Commercial use of ClearPathSM, our new digital cellular service, debuted in the Chicago area and in Detroit in September 1997. ClearPath offers outstanding call clarity, longer battery life, enhanced privacy, nationwide roaming, fraud protection and advanced calling features, such as Caller ID and text and numeric messaging. We plan to expand the new digital service to Milwaukee, Cleveland, Columbus, Cincinnati, Indianapolis and St. Louis in 1998.

   We currently provide local and nationwide paging services to customers using more than 1.5 million paging units in Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio and Wisconsin, a 31% increase over 1996. We began offering 2-way paging to customers regionwide in 1997. The return paging channel enables users of two-way pagers to acknowledge a page and to provide a detailed response. We offer features such as fax notification, voice mail and alphanumeric paging. In 1995, Ameritech acquired broadband PCS licenses in the Cleveland and Indianapolis major trading areas and we have begun system construction in both of these markets. These licenses cover almost 8 million potential customers and provide an effective complement to our existing cellular and landline networks. We plan to provide ClearPath digital PCS service in these markets beginning in mid-1998.

Directories and Electronic Advertising Services

   Ameritech provides directory and electronic advertising to local, regional and national businesses throughout our region. We publish Ameritech PagesPlusr white and yellow pages directories in Illinois, Indiana, Michigan, Ohio and Wisconsin with a total distribution of over 40 million directories.

   In order to complement our existing product lines and leverage our present content investments, we offer online Yellow Pages. The service links Internet users to millions of businesses in the United States and thousands of other World Wide Web information and shopping sources. The Ameritech Internet Yellow PagesSM, located at yp.ameritech.com, provides extensive national, regional and local information in the familiar yellow pages directory format.
In addition to offering simple listings, we develop custom web sites to help advertisers meet their promotional and business needs.

Capital Services

   Ameritech provides a wide range of competitive leasing and equipment financing solutions for businesses ranging from sole proprietorships to multi-million dollar corporations and government units. Serving 6,700 communications and information systems customers nationwide, we have financed more than $3.2 billion worth of equipment and services since 1984.

Cable TV

   We currently offer enhanced cable TV service in 40 communities in the Chicago, Cleveland, Columbus and Detroit metropolitan areas. We have signed cable TV franchise agreements giving us the ability to compete with incumbent providers in 65 Midwestern cities with
2.5 million people residing in more than 1 million households. Ameritech, The Walt Disney Company, BellSouth Corporation, GTE Corporation and Southern New England Telecommunications Corporation are partners in a venture called Americast, designed to develop, acquire, package and market traditional and interactive video programming to millions of consumers nationwide. Customers who choose americastr service receive 90 channels of video programming, including local broadcast, expanded basic and premium channels, and a new in-home movie service called americast express cinemaT, offering pay-per-view movies.

Security Services

   SecurityLink from Ameritech offers a full array of security products and services for homes and businesses, including burglar and fire alarm systems, personal emergency response service, closed circuit TV and electronic access control. SecurityLink is North America's second largest security monitoring provider in a $15 billion market, currently serving more than 1 million residential and business customers. We now have a presence in 92 of the United States' 100 largest metropolitan areas, as well as in Canada where we are the largest security monitoring provider. In October 1997, SecurityLink purchased the security monitoring assets of Republic Security Company Holdings, a subsidiary of Florida-based Republic Industries, Inc. In the same month, we also acquired the security monitoring assets of Rollins Protective Services, a subsidiary of Rollins, Inc. headquartered in Georgia. Earlier in 1997, SecurityLink from Ameritech purchased assets of Masada Security, Inc. based in Alabama, Norman Security Systems, Inc. based in Illinois, Central Controls Alarm Corp. based in Wisconsin and Cross-Global Alarms based in Ontario, Canada.

Long Distance Services

   InterLATA long distance is a $9 billion market in the Ameritech region. Under the 1996 Act, Ameritech and the other RHCs must open their respective local markets to competition by implementing a 14-point checklist before they can offer interLATA long distance service to their local landline customers. In considering an application to offer interLATA long distance services, the FCC must determine whether or not an RHC has satisfied the statutory criteria, including the competitive checklist, compliance with structural and accounting rules and whether its entry into long distance is consistent with the public interest. An RHC is restricted from providing interLATA long distance service until the FCC determines that the statutory criteria have been met. The FCC will give substantial weight to Department of Justice recommendations in reviewing RHC applications to enter the market.

   In August 1997, the FCC denied Ameritech's application to provide long distance service in Michigan, stating in its order that we failed to meet three of the 14 requirements included in the competitive checklist. The order set forth various actions that we must take in order to demonstrate compliance with the checklist.
In March 1998, we sought permission from the FCC to offer long distance data services in our region under a portion of the 1996 Act that allows the FCC to grant regulatory relief to carriers seeking to deploy advanced data networks. We are working with the courts, the FCC and the state commissions toward full long distance entry consistent with the 1996 Act and under terms and conditions that make economic sense for Ameritech.

   Ameritech Communications, Inc., a subsidiary of Ameritech, is certified to provide long distance service in all states outside our five-state region. With approval from the Missouri public service commission, we plan to offer local and long distance phone service to residential customers in the St. Louis metropolitan area in early 1998.

   With passage of the 1996 Act, Ameritech and the other RHCs were allowed to provide long distance service to their cellular customers, regardless of location. Currently, more than 1.7 million of our cellular customers use Ameritech's cellular long distance service.

   In 1997, we expanded our long distance capabilities through our new Ameritech Global Calling Service, which offers wholesale international switching and transport capabilities to the hundreds of long distance companies, wireless communications companies, independent phone companies and emerging local and Internet service providers that do not have their own international facilities. Ameritech Global Calling Service will also carry international calls from the Ameritech landline communications subsidiaries once we receive approval from the FCC to offer domestic long distance services in our region. International long distance minutes of use are growing 12% annually, making it one of the fastest growing segments of the telecommunications industry.

Managed Services

   We formed an alliance with IBM Corporation that joins our companies as leaders in the $35 billion desktop computing and communications market. Together we provide voice, data and video managed desktop services for businesses. We offer customers a single point of contact for managing every aspect of desktop-based communications and computing systems, including personal computers, software, telephones, videoconferencing, PBXs and local area networks. Ameritech GlobalDesk targets major corporate clients concerned with improving their information and telecommunications systems in multiple locations, including employees working in remote locations or from their homes. We operate a 24-hour customer service facility seven days a week to provide technical and consulting support for these services. Through GlobalDesk, we now support more than 2 million users serving major customers throughout the United States including Baxter Healthcare, Comerica, Ford Motor Company, IBM and United Airlines.

Internet Access

   Our dial-up Internet access service was launched in January 1997. Ameritech.netSM provides easy-to-use Internet service designed specifically for consumers and small businesses. In addition to affordable pricing plans, users have access to the Internet's most popular features, including the millions of Internet websites worldwide, E-mail and chat and news groups. We offer Ameritech.net in the Chicago, Cleveland, Columbus, Dayton, Detroit, Grand Rapids, Indianapolis, Kalamazoo and Milwaukee metropolitan areas, making Internet access available to nearly 8 out of 10 Ameritech customers. In December 1997, we expanded our Internet service by offering Ameritech.netSM High-Speed Internet access which lets subscribers access the Internet at speeds up to fifty times faster than traditional modems. This service uses ASDL technology which uses standard copper phone wiring and a special high speed modem. Ameritech has a partnership with Microsoft to make the service easier to install and uses Microsoft's Internet Explorer software as the browser for our high speed Internet service. We plan to offer Ameritech.net High-Speed Internet Service to 7 out of 10 Ameritech customers over the next three years. Businesses in the Chicago, Cleveland and Detroit metropolitan areas can now get continuous Internet connectivity supported by around-the-clock network monitoring and technical help.

Electronic Commerce

   In May 1994, we invested $473 million in GE Information Services, Inc. (GEIS), a wholly owned subsidiary of General Electric Company and a global leader in the electronic commerce market. Our investment was in the form of a four-year interest bearing convertible debenture, guaranteed as to repayment by GE, which was to convert to equity upon the lifting of legal restrictions. In early 1998, with legal restrictions still in place, our agreement with GE was suspended and GE repaid the note.

Other Business Interests

   In November 1997, the RHCs completed the sale of their jointly owned research company, Bell Communications Research, Inc. (Bellcore), based in New Jersey, to a California-based defense contractor, Science Applications International Corp. (SAIC). Ameritech and each of the other original RHCs owned an equal one-seventh interest in Bellcore. The sale was precipitated by the owners' diverging strategies and business plans and the desire to allow Bellcore more freedom to operate in a less restrictive and more competitive environment. Bellcore had furnished the RHCs with technical support, such as applied research, network planning, engineering and software development, and had served as a central point of contact for coordinating the efforts of the RHCs in meeting national security and emergency preparedness requirements of the federal government.

   SAIC, which derives most of its business from government contracts, primarily from consulting, will utilize Bellcore's considerable software and programming talent. Under terms of the sale, SAIC will honor contractual obligations to provide Bellcore's former owners with technical support and basic research and software assistance. Bellcore's current national security functions will be handled by a new organization to be funded initially by the RHCs. The new organization, the National Telecommunications Alliance, will continue to ensure that the RHCs' national security and emergency preparedness responsibilities are met.

Ameritech's Global Presence

   Ameritech's businesses reach customers in all 50 states and more than 40 countries. With our January 1998 investment in Tele Danmark A/S, Ameritech is the largest U.S. investor in the European telecommunications industry with investments totaling approximately $6 billion in market value and financial interests in 15 European countries. We expect to continue to pursue other opportunities in North America and Europe, concentrating on expanding markets in countries that combine substantial growth potential with a high degree of economic and political stability. We have invested in four of the world's largest privatizations, in Belgium, Denmark, Hungary and New Zealand.

Belgium

   Ameritech and our consortium partners, Tele Danmark, Singapore Telecommunications Limited and several Belgian investors, have a 49.9% stake in Belgacom S.A., the national telecommunications operator in Belgium. With 4.8 million access lines, Belgacom provides local and long distance service, serves 700,000 cellular customers and offers Internet, security and other telecommunication services to a country of 11 million people. Belgacom is growing through the rapid introduction of new services, such as 800 service and call management features. Through its 35% interest in the consortium, Ameritech holds an approximate 17.5% interest in Belgacom.

Canada

   Ameritech is the largest security monitoring services provider in Canada. The full scope of our service offerings is covered earlier in the section entitled "Security Services."

China

   In 1997, we withdrew from a joint venture with China Communications System Company Ltd. (ChinaCom), a communications systems and engineering company. The joint venture was originally established in 1995 to assist the People's Republic of China in the development of its telecommunications infrastructure. We made the decision to redirect that part of our foreign investment because of certain restrictions and poor prospects for returns on our investment.

Denmark

   In January 1998, we purchased a 34% interest in Tele Danmark, the national communications provider in Denmark, from the Kingdom of Denmark for approximately $3.1 billion. As part of the investment agreement, Tele Danmark is in the process of buying back and retiring the remaining shares owned by the Danish government. When this repurchase is completed in April 1998, we will hold approximately 42% of Tele Danmark's outstanding capital stock.
Tele Danmark serves domestic customers through 3.3 million phone lines, 850,000 cellular phones and 750,000 cable TV connections.
In addition to its 16.5% investment in Belgacom, Tele Danmark has investments in wireless services in Hungary, Poland, the Ukraine and Lithuania and in competitive telecom operators in Sweden, Germany, Hungary, Switzerland, and the Czech Republic. Denmark's telephone penetration of 63 phone lines per 100 people is comparable to that of the United States.

Germany

    We own WLW, a leading Germany-based publisher of business-to-business directories for Germany, Austria, Switzerland, Belgium, Luxembourg, the Netherlands, Croatia, Solenia, Slovakia and the Czech Republic. WLW publishes product and company information on approximately 232,000 European companies and has a current annual circulation of over 90,000, more than three quarters of which is distributed on CD-ROM. WLW provides electronic commerce services in 10 countries using the Internet.

Hungary

   Since 1993, Ameritech and our partner, Deutsche Telekom AG, have had an interest in MATAV, the Hungarian telecommunications company. After MATAV's initial public offering in November 1997, MagyarCom, the alliance owned in equal shares by Ameritech and Deutsche Telekom, owns approximately 59% of MATAV. The Hungarian government owns 6%. MATAV is the principal provider of local, long distance and international telephone service and the controlling shareowner in cellular ventures using both analog and GSM digital technology. MATAV has approximately 2.4 million access lines in a country of
10.5 million people and serves more than 442,000 cellular subscribers. MATAV has added more than 1 million telephone lines since 1994 and expects to increase the number of access lines in Hungary by more than 8% annually through the year 2001. In 1997, MATAV eliminated Hungary's 13-year waiting list for phone lines and became the first central European company to be listed on the New York Stock Exchange.

New Zealand

   In 1990, Ameritech and Bell Atlantic Corporation purchased Telecom Corporation of New Zealand Limited (New Zealand Telecom), New Zealand's state-owned principal supplier of domestic and international communications services, including local, long distance, cellular, satellite TV and directory services. After public offerings and private sales of New Zealand Telecom stock required by the government at the time of the acquisition, Ameritech and Bell Atlantic each had a 24.8% interest in the company. New Zealand Telecom currently serves approximately 1.8 million customer lines and approximately 470,000 cellular customers. In 1997, New Zealand Telecom repurchased a portion of its stock in the open market. Because the New Zealand government prohibits foreign companies from owning more than 49.9% of New Zealand Telecom's stock, we sold a pro rata share of our holdings to New Zealand Telecom, as did Bell Atlantic. The repurchase program had no material effect on our holdings, increasing our ownership interest to 24.95%. In December 1997, we announced plans to sell our stake in New Zealand Telecom in a global public offering of the shares. The offering is scheduled for the first half of 1998.

   In 1997, we sold our 12.5% interest in Sky Network Television Limited of New Zealand, a satellite pay-TV company. We acquired our interest in the Sky TV in May 1991 and helped to increase its customer base six-fold over the six-year period of our ownership interest.

Norway

   Since 1993, Ameritech has held an interest in NetCom, a Norwegian cellular telephone company. NetCom began providing GSM digital cellular service in September 1993. Norway has the highest per capita use of cellular telephones in the world at over 30%. Cellular penetration is expected to grow to 50% or more by 2005. With more than 400,000 current customers, NetCom has constructed an extensive mobile infrastructure network covering over 91% of the population. After a public offering in 1996, we own 19.7% of NetCom.

Worldwide

   Ameritech Library Services provides advanced management systems and information access solutions to national and international library markets.

Ameritech's Human Resources

   We employed 74,359 people as of December 31, 1997, compared with 66,128 as of December 31, 1996. This increase was primarily attributable to growth in the security services, PCS and cable TV businesses.

   The Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) represent more than 42,500 of Ameritech's employees. Of the union-represented employees, about 70% are members of the CWA and about 30% are members of the IBEW, both of which are affiliated with the AFL-CIO. Current three-year contracts expire this summer; the IBEW on June 28, 1998 and the CWA on August 8, 1998.

   In January 1997, a three-year agreement between Ameritech's advertising services unit and the CWA was ratified. Terms of the agreement were retroactive to August 11, 1996, the expiration date of the prior contract. At year end, the CWA represented approximately 800 of advertising service's 1,260 employees.

Patents, Trademarks and Other Intellectual Property

   Certain Ameritech companies own or have licenses to use various patents, copyrights, trademarks and other intellectual property necessary to conduct our business. We also license other companies to use this property. We do not believe that the expiration of any of our intellectual property, or the nonrenewal of rights to use it, would have a material adverse affect on our business.

Regulatory Environment - Federal

   The FCC develops and implements policies concerning interstate and international communications by radio, television, wire, satellite and cable. In addition to developing regulations to carry out the intent of the 1996 Act, the FCC prescribes for certain communications companies a uniform system of accounts and rules for apportioning costs between regulated and nonregulated services. The FCC, in consultation with representatives of state regulatory commissions, is also responsible for the principles and standard procedures used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under FCC jurisdiction and those applicable to intrastate services under the respective state regulatory commission's jurisdiction.

Local Competition

   The 1996 Act directed the FCC to establish rules and regulations to enforce the law and to preempt specific state provisions in certain circumstances. As required by the 1996 Act, in August 1996 the FCC adopted rules to implement the local competition provisions. The rules required local exchange carriers, including the Ameritech landline communications subsidiaries, among other duties, to:

- provide interconnection to any telecommunications carrier at any technically feasible point, equal in quality to that provided for the local exchange carrier's own operations;
- provide those carriers with access to network elements on an unbundled basis; and
- offer for resale, at wholesale rates, any telecommunications services that the local exchange carrier provides at retail to subscribers who are not telecommunications carriers.

   The FCC's rules addressed pricing for interconnection, unbundled network elements and resale of telecommunications services. In October 1996, in an order entered in an appeal filed by certain local exchange carriers, the United States Court of Appeals for the Eighth Circuit stayed the portion of the FCC rules with respect to pricing and the FCC's so-called "pick and choose" rule that would allow requesting carriers to pick and choose among individual provisions of existing interconnection agreements. The United States Supreme Court declined to overturn the appeals court stay. In July 1997, the court of appeals struck down several provisions of the FCC's August 1996 order designed to implement the interconnection provisions of the 1996 Act, ruling that:

- the FCC's pricing guidelines intrude upon the rights of state regulatory commissions to implement key elements of the 1996 Act;
- the FCC lacks jurisdiction to review state regulatory commission decisions regarding interconnection agreements between incumbent local exchange carriers and their competitors;
- the FCC's pick and choose rule does not promote negotiated agreements and is unreasonable;
- local exchange carriers must provide unbundled network elements (including operations support systems and certain other services) in a manner that allows competing carriers to combine them, but they need not actually combine the elements; and
- the 1996 Act does not require incumbent local exchange carriers to provide competitors with superior quality connections.

   In October 1997, the Eighth Circuit Court overturned the FCC ruling requiring Ameritech and other incumbent local exchange carriers to resell bundled network services at unbundled wholesale rates. As a result of the court's decision, if new entrants to the local exchange market wish to purchase network elements at unbundled discounted prices, they must recombine the elements themselves. The RHCs had maintained that when a new entrant seeks a pre-existing combination of network elements, they are purchasing a service for resale and do not qualify for the deep discounts applicable to unbundled network elements.

   In January 1998, the Eighth Circuit Court ordered the FCC to uphold the court's earlier ruling transferring the power of the federal agency to set terms on prices and connections to local phone networks to the state commissions. The order came a day before the United States Supreme Court agreed to consolidate numerous appeals centering on the 1996 Act filed by AT&T, MCI, the FCC and others. Barring additional action, the case will be argued before the Supreme Court in October 1998.

   In December 1997, the United States District Court in Wichita Falls, Texas, declared unconstitutional a key part of the 1996 Act that excludes only the RHCs' landline communications subsidiaries from the long distance market. Two of those companies, SBC Communications Inc. and US West Communications, Inc. initiated the lawsuit. Long distance industry opponents of the ruling, the FCC and the Department of Justice asked the court for an injunction barring SBC Communications, US West and Bell Atlantic Corporation, which joined in the suit, from preparing to provide in-region long distance service until the court ruled on their stay requests. In February 1998, the court issued two orders: the final judgment giving legal effect to the court's earlier opinion and an order staying that decision pending resolution of appeals from it. The court denied the motions for injunctions.

   In addition, BellSouth Communications, Inc. brought two appeals to the United States Court of Appeals for the District of Columbia challenging the constitutionality of many of the same provisions of the 1996 Act for which SBC Communications and US West sought review in the Texas District Court. One action challenges the section of the 1996 Act covering electronic publishing and another challenges the sections which address long distance. Ameritech has intervened in this later appeal. Consequently, the Fifth Circuit Court and the D.C. Circuit Court are deciding the constitutionality of the provisions of the 1996 Act specifically applicable to the RHCs' landline communications subsidiaries.

Price Cap Reform

   Ameritech's interstate revenues are regulated by a price cap mechanism rather than by rate-of-return regulation. The FCC's price cap regulatory scheme sets maximum limits on the prices that local exchange carriers can charge other carriers to access their facilities to originate or terminate interstate long distance calls and other communications. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. Under price caps, local exchange carriers have increased flexibility to change prices of access services, as well as prices for interstate intraLATA service, provided they do not exceed the allowed price cap.

   In May 1997, the FCC issued three closely related orders addressing revisions to the original price cap plan, interstate access charge reform and funding for universal service. The new price cap rules reduced access charges by increasing the price cap productivity offset factor to 6.5% from the prior 5.3% and by applying this factor uniformly to all access providers. The new rates were effective July 1, 1997 and local exchange carriers were required to compute the new rates as if the 6.5% productivity factor had been in effect since July 1, 1996.

Access Charge Reform

   The FCC's original access charge structure was adopted at the time of the divestiture by AT&T. These policies were designed primarily to promote competition in the interstate long distance market by ensuring that all long distance companies would be able to originate and terminate their traffic over incumbent local exchange carriers' networks at just, reasonable and nondiscriminatory rates. Although these policies contemplated long distance competition, they did not attempt to address the potential effects of local or access competition. In December 1996, the FCC laid out its proposals on access charge reform, asking for comments on a number of steps it proposed to take to restructure the fees to make the system compatible with the pro-competitive deregulatory framework established by the 1996 Act.

   In its May 1997 access charge reform order, the FCC adopted changes to its tariff structure requiring usage-sensitive recovery that is more reflective of the way in which costs are incurred. In general, the order provides that only costs incurred on a usage-sensitive basis should be recovered in per-minute access charges and costs not incurred on a usage-sensitive basis should be recovered through flat rate charges.

Universal Service

   In November 1996, the Federal-State Universal Service Joint Board issued its recommendations to the FCC for reforming the existing system of subsidizing universal basic telephone service. The goal was to preserve and advance universal service in a manner that permits local telephone markets to move from monopoly to competition. The FCC's May 1997 ruling required creation of a multi-billion-dollar universal service fund for subsidizing low-income customers, high cost service areas, rural health care providers, schools and libraries. Telecommunications service providers began to pay into this new universal service fund beginning on January 1, 1998. Subsidies to low-income and rural customers became available on that date and funds for linking schools and libraries to the Internet will be available as needed.

Other FCC Matters

   As part of the process of reforming the interstate access charge system, the FCC sought comment on the treatment of Internet and other information service providers (sometimes referred to as enhanced service providers) that also use the local exchange carriers' facilities. Since the access charge system was established in 1983, enhanced service providers have been classified, for purposes of the access charge rules, as end users rather than carriers and have been exempt from access charges. In 1997, the FCC concluded that enhanced service providers should continue to be exempt from access charges.

   The FCC ruled in April 1997 that Ameritech has met all competitive requirements under the pay phone portion of the 1996 Act. The move to deregulate pay phone services culminated in October 1997, when responsibility for setting the price of a local pay phone call was transferred from state regulators to the competitive marketplace. Many of the provisions included in the 1996 Act, which served as the road map for pay phone deregulation, were patterned after competitive pay phone measures already in place in Illinois and Michigan.

   In November 1997, the FCC approved measures to implement the World Trade Organization's (WTO) landmark telecommunications agreement, opening the United States market to competition from foreign carriers and satellite providers. The FCC approved two measures that end existing requirements that foreign companies from WTO-member countries must meet tough conditions about the state of competition in their home countries before being allowed to enter the United States market. The new rules open the United States market to any of the 132-member nations of the WTO.

   In December 1997, the FCC announced plans to reduce rates by promoting cable competition. It proposed rules that would give cable competitors, including Ameritech, greater access to cable TV channels and called for better enforcement of existing rules to promote competition. Under the Cable Act of 1992, cable competitors are supposed to be able to broadcast any channel they choose and pay the same price as incumbent carriers.

   In addition, in December the United States Court of Appeals for the District of Columbia Circuit remanded to the FCC a case involving a claim that the purchase of security monitoring assets of a certain company by SecurityLink violated a provision of the 1996 Act. The FCC had previously ruled that the transaction was permissible under the Act. On remand, the court directed the FCC to resolve an ambiguity in the statute. In addition to the case on remand, three similar challenges to transactions involving purchases of security monitoring assets by SecurityLink are currently pending before the FCC.

Regulatory Environment - State

   The Ameritech landline communications subsidiaries are also subject to regulation by state commissions with respect to certain intrastate rates and services.

Illinois

   In 1994, the Illinois Commerce Commission (ICC) approved Advantage Illinois, providing a framework for regulating Ameritech Illinois by capping prices for noncompetitive services. At the same time, the ICC approved a cap on the monthly line charge for residential customers and residential calling rates within local calling areas at November 1994 levels for five years. In return for these price protections, the ICC removed a ceiling on earnings to reflect the increasingly competitive communications industry and to create incentives to invest in new technology, develop new services and improve efficiency. In 1996, Ameritech Illinois offered Dial-1-plus capability (dialing parity) in local toll markets, giving customers the ability to choose an alternate carrier for intraLATA toll calls. In July 1997, we reduced rates in Illinois by $54 million annually. Lower prices are reflected in several product and service areas, but the largest portion of the reductions comes from increased volume discounts for certain local calls. 1997 marked the fourth consecutive year of price reductions, now totaling $461 million, under the Advantage Illinois price cap plan.

Indiana

   In 1994, the Indiana Utility Regulatory Commission (IURC) approved the Opportunity Indiana plan. Under the plan, market-based pricing and flexibility was instituted for competitive services, including Centrex, dedicated communications services, 800 service, WATS, operator services and business intraLATA toll service. In 1997, Ameritech Indiana filed a revised alternative regulation plan and requested an interim extension of Opportunity Indiana, which was due to expire at the end of 1997. The revised plan has not yet been acted upon by the IURC.

   In December 1997, the IURC issued an interim order in the Opportunity Indiana proceeding. The order addressed the manner in which Ameritech Indiana will be regulated until such time as a longer term replacement regulatory structure is finalized. The ruling extended the alternative regulation plan that had been in place since 1994. However, it also ordered Ameritech Indiana to reduce rates for basic residential and business service by 4.6% and to continue infrastructure spending on fiber optics for interested schools, hospitals and government centers, and on contributions to a fund to provide distance learning equipment and courses in schools all over the state. Ameritech Indiana has initiated an appeal of this order to the Indiana Court of Appeals. The record in the appeal is not due to be filed until June 1, 1998. Until such time as the Court of Appeals issues a ruling, Ameritech Indiana will operate under the provisions of the IURC's order, with the exception of the requirement to reduce basic local service rates. Because Indiana law provides that Ameritech Indiana can continue charging current rates until the order is entered on the appeal, basic local rates will be maintained at current levels.

   The prices residential customers pay in Indiana have decreased by 16% over the past three years under Opportunity Indiana.
Ameritech Indiana has not increased basic local service prices in 11 years.

Michigan

   The Michigan Telecommunications Act (MTA), which is in effect until January 2001, regulates Ameritech Michigan. Ameritech Michigan began adjusting local exchange pricing structure in February 1996 to remove historical subsidies that deterred competition. We increased prices in Michigan for basic local services for business and certain residential customers. This was our first increase in residential prices and the second increase in business prices since 1984.

   In 1996, the Michigan Public Services Commission (MPSC) ordered Ameritech Michigan to provide statewide dialing parity on intraLATA toll calls or to discount intraLATA toll access rates. In January 1997, the Michigan Court of Appeals issued a stay of the MPSC order. In August, the Michigan Supreme Court declined AT&T's and MCI's motion to vacate the court of appeal's stay. The court of appeals held oral arguments on the main appeal in October, but has not issued a decision. To date, Ameritech Michigan is providing Dial-1-plus capability in Michigan in over 70% of our access lines on a voluntary basis. We have reduced certain access fees to long distance companies in Michigan by 55% where Dial-1-plus capability does not exist.

Ohio

   In January 1995, Ameritech Ohio implemented the Advantage Ohio price regulation plan following approval by the Public Utility Commission of Ohio (PUCO). Under the plan, overall rate changes are subject to price caps. Rates for all services were capped in 1995 and rates for basic access lines and usage were capped for an additional five years. The plan provides for the ability to flexibly price competitive and discretionary services. We are phasing in a series of annual rate reductions totaling $84 million over a six-year period including reductions in the rates for residential local usage and access lines, reductions in carrier access charges and the deaveraging of access line rates. Ameritech Ohio has committed to meeting certain benchmarks for the deployment of advanced technology to schools, hospitals and libraries, funding of community computer centers, a discounted Lifeline telephone service for low-income customers and $21 million in grants for new technology in public schools and for economic development.

   Under the plan, in 1997, Ameritech Ohio reduced rates by $5 million annually on popular phone features including Caller ID and call waiting.

Wisconsin

   Under telecommunications legislation passed in 1994, the Public Service Commission of Wisconsin (PSCW) regulates Ameritech Wisconsin's prices rather than earnings. By the year 2000, Ameritech Wisconsin will invest at least $700 million on new equipment and technology, extending fiber optics to hundreds of secondary schools, technical colleges, universities, hospitals and libraries in the state. Ameritech Wisconsin has committed to meeting a number of infrastructure benchmarks along with the deployment of the infrastructure investment.

   Beginning in 1994, residential and small business access line rates were reduced by 10% and then frozen over the next three years. IntraLATA access rates have also declined along with interLATA access rates. Since September 1996, all of Ameritech Wisconsin's service area has had Dial-1-plus capability.

   Under the law, the Wisconsin Advanced Telecommunications Foundation was established to fund advanced telecommunications technology application projects and efforts to educate consumers about advanced services. Ameritech Wisconsin has contributed over $6 million through 1997 to the fund and has committed to funding at least an additional $7 million through 2001.

Other State Matters

   In January 1998, the Michigan Public Service Commission ruled that we owe compensation under interconnection agreements to other local exchange carriers. This compensation relates to calls made by our customers to the Internet using Internet service providers who, in turn, are the customers of those other local exchange carriers. Similar issues involving the interpretation of the interconnection agreements are the subject of regulatory proceedings pending in the four other states in our region. These issues ultimately may be determined by the FCC, where a docket is currently pending.

   We have negotiated and secured state commission approval of over 150 agreements with competing local carriers to interconnect to our network, as provided under the 1996 Act. More agreements are pending approval. The state commissions have, in some cases, arbitrated agreements between Ameritech and competitive carriers. These agreements provide competitive carriers with the services and network elements they need to enter the local service market.

Evolution of the Industry

   Growing customer need for new services, new technologies, regulatory reform and corporate alliances are accelerating the pace of change and creating intense competition in the communications industry. That will mean greater choice, an explosion of new products and services and better values for consumers. Ameritech faces competitors in virtually every aspect of our business. In business pursuits in and outside of the United States, we face as competitors the other RHCs, long distance service providers, cable TV companies and Internet and wireless service providers, as well as a variety of foreign entities and other entrants from adjacent segments of the communications and information services industries. Competition is global and increasingly between multinational firms with partners from different nations. More competition in our industry is inevitable.

   We see competition as an opportunity for Ameritech to grow as the overall market expands. To stay competitive, we have continued to transform our culture, hone our strategies, achieve regulatory reform, adjust our workforce, control costs and expand our interests globally. We continue to prepare to be a formidable competitor at the heart of our dynamic industry.

Item 2.  Properties.

General

   The large number and widespread locations of Ameritech's properties make it difficult to provide detailed descriptions of the physical characteristics of the individual components. In general, however, we can categorize our investment in property, plant and equipment at year-end 1997 as follows:

- "Land and Buildings," consisting of land owned by Ameritech, including improvements (namely central and administrative offices), represents 10% of our total investment;
- "Central office equipment," including switching and transmission equipment and related facilities, represents 39%;
- "Cable, wiring and conduit (or outside plant)," including aerial cable, poles, underground cable, conduit and wiring, represents 40%;
- "Other," including motor vehicles, computers and other support assets, represents 10%, and
-  "Plant under construction" represents 1%.

Capital Expenditures

   We believe that investment in Ameritech's core communications business (local phone, wireless, advertising and capital services) will:

-  facilitate the introduction of new products and services;
- enhance our responsiveness to ever-increasing competitive challenges; and
- increase the operating efficiency and productivity of our network.

   Growth in capital expenditures was driven by demand in our core business, deployment of digital technology in our cellular networks and regulatory requirements, such as those related to the 1996 Act. Capital expenditures, the single largest use of Ameritech's funds, were $ 2.7 billion in 1997, $2.5 billion in 1996, $2.2 billion in 1995, $2.0 billion in 1994 and $2.1 billion in 1993.

   Our capital spending is based on customer needs and our business plans. Investments in technologies that will enable us to provide customers with new products and services represent a high priority. We continued to modernize the landline communications network throughout 1997. By year end, 86% of our customer access lines were served by digital switches. We also had installed 1,556,000 miles of fiber optic cable. By investing in our telecommunications infrastructure, we can anticipate and meet the demands on the network by customers wanting Internet access, high speed data transmission, information management and other communications services. We estimate capital spending to be about $2.9 billion for 1998. That amount will include building of our PCS networks in Cleveland and Indianapolis.

Item 3.  Legal Proceedings.

   The United States District Court for the District of Columbia signed and approved a Plan of Reorganization in connection with AT&T's divestiture, effective January 1, 1984, of certain assets to the RHCs, including Ameritech. The Plan provides for the recognition and payment of liabilities that are attributable to predivestiture events (including transactions to implement the divestiture) but that do not become certain until after the divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the Bell Companies' (the former Bell telephone company subsidiaries of AT&T) rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

   With respect to these liabilities, under agreements entered into at divestiture AT&T and the Bell Companies will share:

- the costs of any judgment or other determination of liability entered by a court or administrative agency;
- the costs of defending the claim (including attorneys' fees and court costs); and
- the cost of interest or penalties with respect to any judgment or determination.

   Unless the affected parties agree otherwise, the general rule is that responsibility for contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less accumulated depreciation) as of January 1, 1984. Different allocation rules apply to liabilities which relate exclusively to predivestiture interstate or intrastate operations.

   In January 1995, Ameritech and the other RHCs agreed to terminate the sharing arrangement among the Bell Companies with respect to predivestiture contingent liabilities for certain matters. AT&T did not enter into the agreement and, accordingly, the sharing arrangement remains in effect with respect to AT&T's pre-divestiture liabilities and AT&T's share of Bell Company predivestiture liabilities.

   In November 1997, we reached an agreement in principle to settle class action lawsuits regarding our inside wire maintenance and LINE-BACKERr services. Those customers who subscribe to these services pay a monthly fee to cover repairs to inside telephone wiring and jacks. They thereby avoid charges for labor and material at the time of repair. The lawsuits charged unfair sales practices and violations of the antitrust laws allegedly arising from our sales and marketing practices. The settlement consists of, among other things, free calling cards and pay-per-use services over specified time periods, as well as billing credits.

   Ameritech and its subsidiaries are also subject to claims arising in the ordinary course of business. Although we can not be sure of the outcome of any litigation, in management's opinion any financial impact would not have a material effect on our financial results.

Item 4.  Submission of Matters to a Vote of Security Holders.

   We did not submit any matter to a vote of shareowners in the fourth quarter of 1997.

                  EXECUTIVE OFFICERS OF AMERITECH
                      (AS OF MARCH 12, 1998)

   The following table includes the name, age, office and term of office of each of Ameritech's executive officers.

                                                                  Held

Name                  Age  Officer                                Since

----                  ---  ------                                 -----

Management Committee

Richard C. Notebaert* 50   Chairman, President and Chief          1994
                           Executive Officer

Barry K. Allen        49   Executive Vice President --            1997
                           Regulatory and Wholesale Operations

W. Patrick Campbell   51   Executive Vice President -- Corporate  1994
                           Strategy and Business Development

Walter M. Oliver      52   Senior Vice President -- Human         1994
                           Resources

Thomas E. Richards    43   Executive Vice President --            1997
                           Communications and Information
                           Products

Oren G. Shaffer       55   Executive Vice President and Chief     1994
                           Financial Officer

Joan H. Walker        50   Senior Vice President -- Corporate     1996
                           Communications

Kelly R. Welsh        45   Executive Vice President and General   1996
                           Counsel

Other Corporate
Officers

Walter S. Catlow      52   President -- International             1996

Bruce B. Howat        53   Secretary                              1983

Barbara A. Klein      43   Vice President and Comptroller         1996

Gary R. Lytle         53   Vice President -- Federal Relations    1994

Sari L. Macrie        40   Vice President -- Investor Relations   1994

Richard W. Pehlke     43   Vice President and Treasurer           1994


* Member of the board of directors and Chairman of the Executive
Committee

   For at least the past five years, Mr. Notebaert, Mr. Catlow, Mr. Lytle, Mr. Pehlke and Mr. Howat have held high level management or executive positions with Ameritech or our subsidiaries. Prior to assuming their present positions with Ameritech, for the last five years the other executive officers were employed as follows:

Mr.       President                Ameritech enhanced      1995 to 1997
Allen     President                business services       1993 to 1995
          President and Chief      Marquette Electronics,  1993
          Executive Officer        Inc.                    1989 to 1993
          President                Illinois Bell
                                   Telephone Company
                                   Wisconsin Bell, Inc.

Mr.       President and Chief      Columbia TriStar Home   1989 to 1994
Campbell  Executive Officer        Video

Mr.       VP-Human Resources       Johnson Controls        1989 to 1994
Oliver

Mr.       President                Ameritech network       1995 to 1997
Richards  Vice President --        services                1991 to 1995
          Network Operations       Bell Atlantic

Mr.       President                Virgo Cap Inc.          1992 to 1994
Shaffer

Ms.       Partner                  Bozell Sawyer Miller    1996
Walker    President and Chief      Group                   1993 to 1996
          Executive Officer        Bozell Public
                                   Relations

Mr.       Corporation Counsel      City of Chicago         1989 to 1993
Welsh

Ms.       Vice President and       The Pillsbury Co.       1996
Klein     Controller               Pillsbury Bakeries &    1993 to 1996
          Vice President - Finance Foodservice             1988 to 1993
          Controller               Sears Direct Marketing
                                   (Sears, Roebuck and
                                   Co.)

Ms.       VP and Director of       Christensen &           1990 to 1994
Macrie    Research                 Associates

   Under the By-Laws of Ameritech, officers are elected annually, but may be removed at any time at the discretion of the board of directors.

                              PART II

Items 5 Through 8.

   There were 760,075 owners of record of Ameritech Common Stock as of December 31, 1997. Ameritech Common Stock is listed on the New York, Boston, Chicago, Pacific, Philadelphia, London, Tokyo, Amsterdam, Basel, Geneva and Zurich stock exchanges. We have included the rest of the information required by these items in the financial section of our 1997 annual report to shareowners on pages 22 through 33, pages 35 through 49 and on the inside back cover.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for the capitalization of certain computer software costs developed or obtained for our internal applications, such as:

- external direct costs of materials and services, such as programming costs,
- payroll costs for employees devoting time to the software project, and
-  interest costs to be capitalized.

   Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, however earlier application is encouraged. We have not yet quantified the impacts of adopting this SOP on our financial statements and have not determined the timing of our adoption. We have historically expensed most computer software costs as incurred.

   In March 1998, Ameritech Wisconsin entered into a definitive agreement to sell to Century Telephone Enterprises, Inc. the assets related to a portion of our local exchange business in Wisconsin for approximately $225 million. Under terms of the agreement, Ameritech Wisconsin will sell assets used to serve about 85,000 residential and business access lines in northern and parts of central Wisconsin. We anticipate that the transaction will conclude in late 1998, pending regulatory approval.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

   We have agreed with our accountants on all matters concerning accounting principles and practices, financial statement disclosure, auditing scope and procedure during the period covered by this annual report.

                             PART III

Items 10 Through 13.

   We are including certain information regarding executive officers in a separate disclosure in Part I of this report.

   We have included the other information required by these items in our 1998 annual meeting proxy statement dated February 27, 1998. You will find our responses to these items on pages 2 through 6, in the section on Compensation of Directors on page 6, in the section on Officer and Director Stock Ownership on page 7, and in the section on Executive Compensation on pages 10 through 19.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Documents filed as part of this report (a):

 (1)Financial Statements (You will find these financial statements in our 1997 annual report to shareowners on the page noted):

                                                                  Page
                                                                  ----
        Selected Financial and Operating Data....................   22
        Report of Management..............................          34
        Report of Independent Public Accountants.................   35
        Consolidated Statements of Income........................   36
        Consolidated Balance Sheets..............................   37
        Consolidated Statements of Shareowners' Equity...........   38
        Consolidated Statements of Cash Flows....................   39
        Notes to Consolidated Financial Statements...............   40

 (2)Financial Statement Schedule - (We have omitted additional financial statement schedules because the required information is contained in the consolidated financial statements and notes listed above, or because schedules are not required or applicable. We have omitted separate financial statements of subsidiaries not consolidated and 50% or less owned entities because these companies are not "significant subsidiaries" as defined in the SEC rules):

       II -- Valuation and Qualifying Accounts..................   25

 (3)Report of Independent Public Accountants.................      24

 (4)Exhibits - (We are including as exhibits to this report certain documents we have previously filed with the SEC, identified in parentheses below):

 Exhibit
 Number
 ------
   3a    -  Ameritech's Certificate of Incorporation, as amended
            on April 30, 1996 (Exhibit 3a to Form 10-Q for the
            quarter ended March 31, 1996, File No. 1-8612).
   3b    -  Ameritech's By-Laws, as amended on March 19, 1997
            (Exhibit 3b to Form 10-Q for the quarter ended March
            31, 1997, File No. 1-8612).
   4b    -  We are not required to file documents which define the
            rights of holders of long and intermediate term debt
            of Ameritech and all of its consolidated subsidiaries.
            We have agreed to furnish a copy of these documents to
            the SEC on request.
   10a   -  Reorganization and Divestiture Agreement between
            American Telephone and Telegraph Company and American
            Information Technologies Corporation and Affiliates,
            dated as of November 1, 1983 (Exhibit 10a to Form 10-K
            for 1983, File No. 1-8612).
   10b   -  Agreement Concerning Contingent Liabilities, Tax
            Matters and Termination of Certain Agreements, among
            American Telephone and Telegraph Company, Bell System
            Operating Companies, Regional Holding Companies and
            Affiliates dated as of November 1, 1983 (Exhibit 10j
            to Form 10-K for 1983, File No. 1-8612).
   10c   -  Ameritech Senior Management Short Term Incentive Plan
            as amended and restated effective as of February 1,
            1998.
   10d   -  Ameritech Stock Retirement Plan for Non-Employee
            Directors (Exhibit 10ll to Form 10-K for 1986, File
            No.
            1-8612).
   10d-  -  First Amendment of Ameritech Stock Retirement Plan for
   1        Non-Employee Directors (Exhibit 10ll-1 to Form 10-K
            for 1988, File No. 1-8612).
   10d-  -  Second Amendment of Ameritech Stock Retirement Plan
   2        for Non-Employee Directors (Exhibit 10ll-2 to Form 10-
            K for 1989, File No. 1-8612).
   10e   -  Ameritech Senior Management Life Insurance Plan
            Agreements (Exhibit 10cc to Form 10-K for 1990, File
            No. 1-8612).
   10f   -  Ameritech Perquisite Program (Exhibit 10ff to Form 10-
            K for 1991, File No. 1-8612)
   10g   -  Ameritech Deferred Compensation Plan for Non-Employee
            Directors (Exhibit 10gg to Form 10-K for 1985, File
            No. 1-8612).
   10g-  -  First Amendment of Deferred Compensation Plan for Non-
   1        Employee Directors (Exhibit 10gg-1 to Form 10-K for
            1986, File No. 1-8612).
   10g-  -  First Amendment of American Information Technologies
   2        Corporation Deferred Compensation Plan for Non-
            Employee Directors effective as of January 1, 1989
            (Exhibit 10gg-2 to Form 10-K for 1988, File No.
            1-8612).
   10g-  -  Second Amendment of American Information Technologies
   3        Corporation Deferred Compensation Plan for Non-
            Employee Directors (Exhibit 10gg-3 to Form 10-K for
            1990, File No. 1-8612).
   10g-  -  Third Amendment of American Information Technologies
   4        Corporation Deferred Compensation Plan for Non-
            Employee Directors (Exhibit 10gg-4 to Form 10-K for
            1990, File No. 1-8612).
   10g-  -  Fourth Amendment of American Information Technologies
   5        Corporation Deferred Compensation Plan for Non-
            Employee Directors (Exhibit 10gg-5 to Form 10-K for
            1992, File No. 1-8612).
   10h   -  Ameritech Plan for Non-Employee Directors' Travel
            Accident Insurance (Exhibit 10hh to Registration
            Statement No. 2-87838).
   10i   -  Ameritech Management Supplemental Pension Plan as
            amended through the Seventh Amendment (Exhibit 10ii to
            Form 10-K for 1991, File No. 1-8612).
   10i-  -  Eighth Amendment of Ameritech Management Supplemental
   1        Pension Plan (Exhibit 10ii-1 to Form 10-K for 1991,

            File No. 1-8612).
   10i-  -  Ninth Amendment of Ameritech Management Supplemental
   2        Pension Plan (Exhibit 10ii-2 to Form 10-K for 1991,
            File No. 1-8612).
   10i-  -  Tenth Amendment to Ameritech Management Supplemental
   3        Pension Plan (Exhibit 10ii-3 to Form 10-K for 1993,
            File No. 1-8612).
   10I-  -  Eleventh Amendment to Ameritech Management
   4        Supplemental Pension Plan (Exhibit 10ii-4 to Form 10-K
            for 1993, File No. 1-8612).
   10I-  -  Twelfth Amendment to Ameritech Management Supplemental
   5        Pension Plan (Exhibit 10ii-5 to Form 10-K for 1993,
            File No. 1-8612).
   10I-  -  Thirteenth Amendment to Ameritech Management
   6        Supplemental Pension Plan (Exhibit 10j-6 to Form 10-K
            for 1994, File No. 1-8612).
   10j   -  Ameritech 1989 Long Term Incentive Plan as amended and
            restated effective as of January 1, 1992 (Exhibit 10oo
            to Form 10-K for 1991, File No. 1-8612).
   10j-  -  First Amendment to 1989 Long Term Incentive Plan
   1        (Exhibit 10oo-1 to Form 10-K for 1993, File No. 1-
            8612).
   10j-  -  Resolution concerning the exercisability of stock
   2        options granted under the Ameritech 1989 Long Term
            Incentive Plan, approved on January 17, 1995 (Exhibit
            10k-2 to Form 10-K for 1995, File No. 1-8612).
   10k   -  Ameritech (Subsidiary) Senior Management Short Term
            Incentive Plan as amended and restated effective
            January 1, 1992 (Exhibit 10pp to Form 10-K for 1991,
            File No. 1-8612).
   10l   -  Ameritech Management Employees Benefit Protection
            Trust as amended and restated effective as of December
            1, 1997.
   10m   -  Ameritech Corporate Resource Severance Pay Trust as
            amended and restated effective as of December 1, 1997.
   10n   -  Ameritech Mid-Career Pension Plan (Exhibit 10ff to
            Form 10-K for 1994, File No. 1-8612).
   10n-  -  First Amendment to Ameritech Mid-Career Pension Plan
   1        (Exhibit 10ff-1 to Form 10-K for 1994, File No.
            1-8612).
   10n-  -  Second Amendment to Ameritech Mid-Career Pension Plan
   2        (Exhibit 10ff-2 to Form 10-K for 1994, File No.
            1-8612).
   10n-  -  Third Amendment to Ameritech Mid-Career Pension Plan
   3        (Exhibit 10ff-3 to Form 10-K for 1994, File No.
            1-8612).
   10n-  -  Fourth Amendment to Ameritech Mid-Career Pension Plan
   4        (Exhibit 10ff-4 to Form 10-K for 1994, File No.
            1-8612).
   10n-  -  Fifth Amendment to Ameritech Mid-Career Pension Plan
   5        (Exhibit 10ff-5 to Form 10-K for 1994, File No.
            1-8612).
   10n-  -  Sixth Amendment to Ameritech Mid-Career Pension Plan
   6        (Exhibit 10ff-6 to Form 10-K for 1994, File No.
            1-8612).
   10n-  -  Seventh Amendment to Ameritech Mid-Career Pension Plan
   7        (Exhibit 10ff-7 to Form 10-K for 1994, File No. 1-
            8612).
   10n-  -  Eighth Amendment to Ameritech Mid-Career Pension Plan
   8        (Exhibit 10ff-8 to Form 10-K for 1994, File No.
            1-8612).
   10n-     Ninth Amendment to Ameritech Mid-Career Pension Plan
   9        (Exhibit 10o-9 to Form 10-K for 1995, File No.
            1-8612).
   10o   -  Agreement Regarding Change in Control dated as of
            January 19, 1994 between Ameritech and Richard C.
            Notebaert, together with a schedule identifying other documents (Exhibit 10mm to Form 10-K for 1993, File
            No. 1-8612).

   10p   -  Agreement Regarding Change in Control dated as of
            September 9, 1994 between Ameritech and W. Patrick
            Campbell (Exhibit 10z to Form 10-K for 1994, File No.
            1-8612).
   10q   -  Agreement Regarding Change in Control dated as of
            September 9, 1994 between Ameritech and Walter M.
            Oliver (Exhibit 10aa to Form 10-K for 1994, File No. 1-
            8612).
   10r   -  Agreement Regarding Change in Control dated as of
            January 1, 1995 between Ameritech and Oren G. Shaffer
            (Exhibit 10bb to Form 10-K for 1994, File No. 1-8612).
   10s   -  Agreement Regarding Change in Control dated as of
            December 1, 1995 between Ameritech and Barry K. Allen
            (Exhibit 10v to Form 10-K for 1995, File No. 1-8612).
   10t   -  Agreement Regarding Change in Control dated as of
            August 1, 1996 between Ameritech and Joan H. Walker
            (Exhibit 10u to Form 10-K for 1997, File No. 1-8612).
   10u   -  Agreement Regarding Change in Control dated as of
            December 20, 1996 between Ameritech and Kelly R. Welsh
            (Exhibit 10-v to Form 10-K for 1997, File No. 1-8612).
   10v   -  Agreement Regarding Change in Control dated as of
            January 20, 1997 between Ameritech and Thomas E.
            Richards (Exhibit 10-w to Form 10-K for 1997, File No.
            1-8612).
   10w   -  Ameritech Key Management Life Insurance Plan as
            amended and restated effective as of February 1, 1998.
   10x   -  Ameritech Estate Preservation Plan as amended and
            restated effective as of February 1, 1998.
   10y   -  Ameritech Corporate Resource Long Term Disability Plan
            as amended and restated effective as of February 1,
            1998.
   10z   -  Ameritech Corporate Resource Transfer Program as
            amended and restated effective as of February 1, 1998.
   10aa  -  Ameritech Corporate Resource Supplemental Pension Plan
            as amended and restated effective as of December 1,
            1995 (Exhibit 10bb to Form 10-K for 1995, File No. 1-
            8612).
   10bb  -  Ameritech Corporate Resource Supplemental Pension
            Trust as amended and restated effective as of May 1,
            1996 (Exhibit 10cc to Form 10-K for 1997, File No. 1-
            8612).
   10cc  -  Ameritech Corporate Resource Deferral Plan as amended and restated effective as of February 1, 1998.
   10dd  -  Ameritech Corporate Resource Severance Pay Plan as
            amended and restated effective as of February 1, 1998.
   10ee  -  Ameritech Management Committee Short Term Incentive
            Plan as amended and restated effective February 1,
            1998.
   10ff  -  Ameritech Long-Term Stock Incentive Plan as amended and restated effective as of February 1, 1998.
   12    -  Computation of ratio of earnings to fixed charges for
            the five years ended December 31, 1997.
   13    -  Portions of Ameritech's 1997 annual report to
            shareowners.
   21    -  Ameritech's subsidiaries.
   23    -  Consent of Arthur Andersen LLP.
   24    -  Powers of Attorney.
   27    -  Financial Data Schedule for current period and
            restated Financial Data Schedules for other periods.
   99a   -  Form 11-K Annual Report for the fiscal year ended
            December 31, 1997 of the Ameritech Savings Plan for
            Salaried Employees, to be filed by amendment.
   99b   -  Form 11-K Annual Report for the fiscal year ended
            December 31, 1997 of the Ameritech Savings and
            Security Plan (Non-Salaried Employees), to be filed by
            amendment.
   99c   -  Form 11-K Annual Report for the fiscal year ended
            December 31, 1997 of the DonTech Profit Participation
            Plan, to be filed by amendment.

   We will furnish to a shareowner on request, without charge, a copy of the 1997 annual report to shareowners and the notice of 1998 annual meeting and proxy statement, portions of which are referred to in and considered part of this report. Copies of these two documents are also available on Ameritech's Internet site at www.ameritech.com. We will furnish any other exhibit at cost.

(5)Reports on Form 8-K:

   We filed a Current Report on Form 8-K dated December 17, 1997 under Item 5, Other Items, to report a two-for-one stock split effected as a stock dividend, authorization of a stock repurchase plan and increase of the quarterly dividend to 30 cents per post-split share, payable February 2, 1998 to shareowners of record on December 31, 1997.

   We filed another Form 8-K dated January 13, 1998 under Item 7,
Financial Statements and Exhibits, to report Ameritech's earnings for the fourth quarter and year ended December 31, 1997.

                            SIGNATURES
                            ----------

   According to requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.

                                           AMERITECH CORPORATION


                                            /s/ Barbara A. Klein
                                       -----------------------------
                                             Barbara A. Klein,
                                       Vice President and Comptroller

   March 12, 1998

   According to the requirements of the Securities Act of 1934, the following officers and directors have signed this report on our behalf.

   Principal Executive Officer:

       R. C. Notebaert*
            Chairman, President and
                 Chief Executive Officer

   Principal Financial Officer:

       O. G. Shaffer*
            Executive Vice President
                 and Chief Financial Officer

   Principal Accounting Officer:

        B. A. Klein                         /s/ Barbara A. Klein
                                       -----------------------------
            Vice President and Comptroller  (*Barbara A. Klein,
                                             for herself and as
                                             Attorney-in-Fact)
   March 12, 1998

   Directors:
   D. C. Clark*
   M. R. Goodes*
   H. H. Gray*
   J. A. Henderson*
   S. B. Lubar*
   A. C. Martinez*
   J. B. McCoy*
   R. C. Notebaert*
   J. D. Ong*
   A. B. Rand*
   L. D. Tyson*
   J. A. Unruh*

GLOSSARY

Access charges -
--------------
fees that local phone companies charge to long distance carriers for the handling of long distance calls on our local network.

Access line -
-----------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

ADSL (Asymmetric Digital Subscriber Line) -
-----------------------------------------
a technology that uses the existing copper phone wiring serving virtually all homes and businesses to provide faster network access to the Internet and other popular multimedia and data services at speeds more than 50 times faster than an ordinary phone line.

Advanced data services -
----------------------
services that use advanced technology to allow faster network access to the Internet and other multimedia and data services.

Bell Companies -
--------------
the former Bell telephone subsidiaries of AT&T, including
Ameritech's five local exchange companies in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Bundled (unbundled) network elements -
------------------------------------
two or more components of a regulated service for which one inclusive rate is charged; separate components of a regulated service for which separate rates are charged.

Call management services -
------------------------
services that add value and convenience for phone customers, such as call waiting, call forwarding and Caller ID. These services are sold to customers individually or in packages.

Cellular -
--------
a communications system that transmits voice, data or video over radio frequencies.

Data communications -
-------------------
digital transmissions through wired or wireless networks, usually linking computers.

Derivative -
----------
an instrument that derives its value from the value of something else, usually a price index, an interest rate, a foreign exchange rate, or the price of a financial instrument or commodity.

Dial-1-plus (Dialing parity) -
-------------------------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
-------
an alternative to traditional analog communications, digital systems transport information in the 1's and 0's of computer code for improved clarity and quality.

Federal Communications Commission (FCC) -
---------------------------------------
an independent government agency whose mission is to encourage competition in all communications markets and to protect the public interest. In response to direction from the Congress, the FCC develops and implements policy concerning interstate communications by radio, television, wire, satellite, and cable.

Financial Accounting Standards Board (FASB) -
-------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by United States business enterprises.

Hedging activities -
-------------------
risk management activities involving derivatives.

Interconnection -
---------------
allowing a competitive local service provider to use the local phone company's network, or elements of the network, to provide local phone service to its customers.

Internet -
--------
the global web of networks that connects computers around the world providing rapid access to information from multiple sources.

Internet service providers (ISPs) -
---------------------------------
those companies providing access to the Internet and other computer-based information networks.

Landline -
--------
referring to conventional wired phone service.

Local access -
------------
the local portion of long distance calls.

Local access and transport areas (LATAs) -
----------------------------------------
geographic areas established in connection with AT&T's 1982 antitrust settlement with the United States government. LATAs are applicable only to the former Bell Companies and mark the boundaries within which each company, including the Ameritech landline communications subsidiaries, may provide telephone service. They are generally centered on a city or other identifiable community of interest.

Local exchange carriers (LECs) -
--------------------------------------
those companies primarily involved in providing local phone service and access to the local phone network, including Ameritech's landline in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Long distance -
-------------
voice, data and video communications to locations beyond local service areas.

Operations support  systems -
the databases and information used to support the provision of telephone service to end users.

Personal communications services (PCS) - wireless services, such as cellular phone service and two-way paging, that use digital technology to provide enhanced call security, longer battery life and other convenience features.

Price caps -
----------
a form of regulation that sets maximum limits on the prices that local exchange carriers can charge for access services instead of limits on rate of return or profits.

Privatization -
-------------
a government sale of part or all of a national company to private firms and investors.

Productivity factor -
-------------------
a portion of the interstate price cap formula that requires local exchange carriers to reduce the price cap based on an assumed increase in productivity.

RHCs -
----
the seven regional holding companies formed in connection with the court-approved divestiture of certain assets of AT&T Corp., formerly American Telephone and Telegraph Company. With the 1997 mergers of two of the RHCs, Pacific Telesis Group into SBC
Communications Inc. and NYNEX Corporation into Bell Atlantic
Corporation, five RHCs remain.

Securities and Exchange Commission (SEC) -
----------------------------------------
the federal agency that regulates the issuance and trading of public debt and equity securities in the United States and monitors compliance with these regulations.

Security services -
-----------------
services that help secure people and property, including burglar and fire alarm systems, closed circuit cameras and electronic card access. Most of our revenue in this area is from the installation and monitoring of alarm systems.

Switching and transport -
-----------------------
the process of carrying information from one end point to another by connecting appropriate communications channels to form a desired circuit between the two end points.

Universal service -
-----------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices.
Funding typically comes from urban telecommunications operators.

Wireless -
--------
voice, data and video communications that use radio frequencies rather than wires for transmission. Includes cellular, paging and personal communications services.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
Ameritech Corporation

   We have audited in accordance with generally accepted auditing standards the financial statements included in Ameritech Corporation's annual report to shareowners for the year ended December 31, 1997, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 13, 1998. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of Ameritech's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Chicago, Illinois
January 13, 1998

                              AMERITECH CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                              (Dollars in Millions)


       COL. A        COL. B            COL. C                COL. D      COL. E
       ------        ------      -----------------           ------      ------
                                     Additions
                                 -----------------
                  Balance at   Charged       Charged                   Balance
                  Beginning        to       to Other                 at End of
                  of Period   Expense (a)  Accounts (b)  Deductions (c) Period
                  ---------   ----------   -----------   -------------   ------

 Year 1997...........$ 320      $ 355         $493         $ 860       $ 308
 Year 1996...........  166        421          368           635         320
 Year 1995...........  147        205          231           417         166

 ----------------------


   (a)Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.

   (b)Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to long distance carrier receivables which are being billed by Ameritech, as well as a reclassification in 1996 of $42 million from current liabilities to more accurately state the allowance.

   (c)Amounts written off as uncollectible.