Form 10-Q
period 1998-03-31
AMERITECH CORP /DE/
filed 1998-05-12
CIK 732715

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
-------------------------------------------

or
-------------------------------------------

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

At April 30, 1998, 1,100,496,190 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Consolidated Statements of Income for
          the three months ended
          March 31, 1998 and 1997                                  1


       Condensed Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997                     2


       Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 1998 and 1997           3


       Notes to Condensed Consolidated Financial Statements       4-7


 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        8-22


                                  PART II


 4.  Submission of Matters to a Vote of Security Holders           23

 6.  Exhibits and Reports on Form 8-K                              24

     Glossary                                                    26-27

                    Item 1 - Financial Statements
                    -----------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in millions, except per share amounts)
                             (Unaudited)


                                                Three Months Ended
                                                     March 31
                                                 ---------------
                                                1998         1997
                                                ----         ----
Revenues
  Local service......................        $ 1,630      $ 1,555
  Interstate network access..........            614          620
  Intrastate network access..........            140          149
  Long distance services.............            341          358
  Cellular, directory and other......          1,408        1,177
                                             -------      -------
                                               4,133        3,859
                                             -------      -------
Operating expenses
  Employee-related expenses..........          1,042          990
  Depreciation and amortization......            663          611
  Other operating expenses...........          1,261        1,191
  Restructuring charge...............            104           --
  Taxes other than income taxes......            158          155
                                             -------      -------
                                               3,228        2,947
                                             -------      -------
Operating income.....................            905          912
Interest expense.....................            175          125
Other income, net....................             51           65
                                             -------      -------
Income before income taxes...........            781          852
Income taxes.........................            289          316
                                             -------      -------
Net income...........................        $   492      $   536
                                             =======      =======
Earnings per common share*
  Basic..............................        $  0.45      $  0.49
                                             =======      =======
  Diluted............................        $  0.44      $  0.48
                                             =======      =======
Dividends declared per common
 share*..............................        $  0.30      $0.2825
                                             =======      =======


*1997 amounts have been restated for two-for-one stock split effective December 31, 1997.







See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                         March 31, 1998  Dec. 31, 1997
                                         --------------  -------------
                                            (Unaudited)  (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS

Current assets
 Cash and temporary cash investments........  $    148       $   239
 Receivables, net...........................     2,962         3,078
 Material and supplies......................       348           290
 Prepaid and other..........................       508           942
                                               -------       -------
                                                 3,966         4,549
                                               -------       -------
Property, plant and equipment...............    34,858        34,391
 Less, accumulated depreciation.............    20,958        20,518
                                               -------       -------
                                                13,900        13,873
                                               -------       -------
Investments, primarily international........     4,741         1,751
Other assets and deferred charges...........     5,346         5,166
                                               -------       -------
Total assets................................  $ 27,953      $ 25,339
                                               =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
 Debt maturing within one year..............  $  2,893       $ 3,036
 Accounts payable...........................     1,839         1,955
 Other......................................     2,554         2,250
                                               -------       -------
                                                 7,286         7,241
                                               -------       -------
Long-term debt..............................     7,019         4,610
                                               -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........     1,112         1,150
 Unamortized investment tax credits.........       134           140
 Postretirement benefits
   other than pensions......................     2,964         2,965
 Other......................................       911           925
                                               -------       -------
                                                 5,121         5,180
                                               -------       -------
Shareowners' equity
 Common stock, par value $1;2.4 billion
   shares authorized, 1,177 million issued in
     1998 and 1997                  .......      1,177         1,177
 Proceeds in excess of par value............     5,411         5,313
 Reinvested earnings........................     4,352         4,190
 Treasury stock, at cost (77 million shares
   in 1998 and 79 million shares in 1997)...    (1,649)       (1,645)
 Deferred compensation......................      (113)         (190)
 Accumulated other comprehensive income.....      (651)         (537)
                                               -------       -------
                                                 8,527         8,308
                                               -------       -------
Total liabilities and shareowners' equity...  $ 27,953      $ 25,339
                                               =======       =======

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                    -------------
                                                  1998         1997
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................   $  492       $  536
 Adjustments to net income
  Restructuring charge, net of tax...........       64           --
  Depreciation and amortization..............      663          611
  Deferred income taxes, net.................       15           12
  Investment tax credits, net................       (6)          (8)
  Capitalized interest.......................       (5)          (7)
  Change in accounts receivable, net.........      116           94
  Change in material and supplies............      (68)          21
  Change in certain other current assets.....      (36)          24
  Change in accounts payable.................     (116)        (169)
  Change in certain other current
   liabilities...............................      255          292
  Change in certain other noncurrent
    assets and liabilities...................     (257)         (49)
  Other operating activities, net............        3          (43)
                                               -------      -------
Net cash from operating activities...........    1,120        1,314
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................     (658)        (539)
Additional investments, principally
 Tele Danmark...............................    (3,132)          (3)
Proceeds from repayment of GEIS note.........      473           --
Proceeds from New Zealand Telecom
    share repurchase.........................       --            21
Other investing activities, net..............       20           (9)
                                               -------      -------
Net cash from investing activities...........   (3,297)        (530)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................     (135)        (471)
Issuance of long-term debt...................    2,500           --
Retirement of long-term debt.................       (9)          (6)
Dividend payments............................     (329)        (311)
Proceeds from reissuance of treasury stock...      167          100
Repurchase of common stock...................     (108)         (93)
Other financing activities, net..............       --           27
                                               -------      -------
Net cash from financing activities...........    2,086         (754)
                                               -------      -------
Net increase (decrease) in cash and temporary
 cash investments............................      (91)          30
Cash and temporary cash investments,
 beginning of period.........................      239          145
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................  $   148      $   175
                                               =======      =======

See Notes to Condensed Consolidated Financial Statements.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998


Note 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1997 Annual Report on Form 10-K.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 26 and 27.


Note 2:  Comprehensive Income

On January 1, 1998 we adopted Statement of Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and requires all components of comprehensive income reported in annual financial statements having the same prominence as other financial statements.

Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                                Three Months Ended
                                                     March 31
                                                 ---------------
                                               1998         1997
                                               ----         ----
  Net income.........................        $  492       $  536
  Foreign currency translation
    adjustment.......................          (114)        (144)
                                            -------      -------
  Comprehensive income...............        $  378       $  392
                                            =======      =======
Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. Foreign exchange transaction losses incurred by wholly owned subsidiaries adversely impact operating income, while transaction losses incurred by other international ventures (primarily equity method investments) have a negative impact on other income, net. Translation adjustments result in a change in the investment balance and a corresponding change in accumulated comprehensive income in the consolidated balance sheet. The change is negative when the U.S. dollar strengthens against the local currency, which has generally occurred since 1996.

FAS 130 requires disclosure of the tax effects related to the foreign currency translation adjustments. We do not recognize deferred income taxes on these translation adjustments.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998


Note 3:  Restructuring Charge

In March 1998 we announced plans to significantly reduce future operating expenses by the end of 2002. As part of this cost containment program, we recorded a pretax restructuring charge of $104 million ($64 million after-tax or $0.06 per share) in March 1998 to cover principally the costs of consolidating security monitoring centers and closing 53 company-owned cellular retail stores. The charge includes employee-related costs (principally severance) of approximately $54 million for the termination of approximately 5,000 employees, as well as other costs of approximately $50 million related to lease terminations and asset write-downs.

We have accounted for the employee costs of the restructuring in accordance with our existing severance plans and following FAS 112, "Employers' Accounting for Postemployment Benefits." We have accounted for the other costs in the restructuring charge in accordance with existing accounting literature for restructurings. The charge does not include approximately 550 employees identified for termination when we acquired certain security services assets in 1997. We included the cost of severing these employees in our purchase price.


Note 4:  Strategic Partnership with Tele Danmark A/S

In January 1998 we purchased a 34% interest in Tele Danmark A/S, the national communications provider in Denmark, from the Kingdom of Denmark for approximately $3.1 billion. As part of our investment agreement, Tele Danmark agreed to repurchase and retire all remaining shares owned by the Danish government. When this repurchase was consummated in April 1998, we increased our equity ownership to approximately 42% of Tele Danmark.

We funded this investment in part by issuing $1.75 billion of long-term debt issued in the United States and $750 million of additional, unsecured Eurodollar notes, as described in Note 5. In addition, we incurred a charge in January 1998 of $54 million ($34 million after-tax) resulting from a mark-to-market adjustment for foreign exchange forward contracts. Current SEC accounting interpretations do not permit hedge accounting for planned acquisitions.

The audited 1997 financial statements of Tele Danmark reflect, on a U.S. GAAP basis, total assets of $7.4 billion and revenues of $3.6 billion. We account for this investment using the equity method of accounting.


Note 5:  Long-term Financing

In January 1998 we issued $1.75 billion of long-term debt in five separate tranches through our financing subsidiary, Ameritech Capital Funding Corp. (ACF).

The notes and debentures bear interest at annual rates ranging from 5.65% to 6.55% and mature between 2001 and 2038. Interest is due semiannually on January 15 and July 15, and payment of interest and principal is unconditionally guaranteed by Ameritech Corporation. Proceeds from the issuances were used for the acquisition of Tele Danmark, as discussed in Note 4 above, and for general corporate purposes. Following these issuances, ACF had $250 million remaining available for issuance of unsecured debt securities under shelf registration statements filed with the SEC.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998


Note 5:  Long-term Financing (cont'd.)

In February 1998 we issued $750 million of 5.875% unsecured Eurodollar notes, due February 19, 2003, through ACF. The notes pay interest annually and are unconditionally guaranteed by Ameritech Corporation. We used the proceeds from this issuance to fund our investment in Tele Danmark and for general corporate purposes.


Note 6:  Earnings Per Share

We compute basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the periods. There were 1,099,649,536 and 1,101,053,912 average common shares outstanding for the three months ended March 31, 1998 and 1997, respectively.

Diluted earnings per share is calculated by including all dilutive potential common shares such as stock options. There were 8,967,898 dilutive potential common shares in the quarter ended March 31, 1998 and 4,702,744 in 1997. No adjustment to reported net income is required when computing diluted earnings per share.


Note 7:  Subsequent Event -- Sale of Telecom Corporation of New
Zealand Limited

In April 1998 we sold substantially all of our stake in Telecom Corporation of New Zealand (New Zealand Telecom) in a global stock offering. We sold a total of 436,970,670 shares in the form of either ordinary shares or American Depositary Shares (ADSs), with each ADS representing eight ordinary shares. We will receive payment for the sale in two installments, the first was received in April 1998 and the second is due March 31, 1999. Payment for shares will be made in New Zealand dollars (or in Australian dollars for those sold in an Australian offering), while payment for ADSs will be made in U.S. dollars.

At the time of the first installment payment, we irrevocably transferred our shares to a trustee, which is holding the shares in trust for the purchasers until the final installment is paid. We have retained a security interest in the shares and each purchaser remains personally liable until the final installment payment is received. The purchasers will receive all ordinary dividends in the interim period. The trustee will have one vote for each share, and will vote the shares based on instructions from the purchasers.

In accordance with FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we accounted for this transaction as a sale and recorded an after-tax gain of approximately $1.0 billion, which will be reflected in the second quarter of 1998. Because the receivable from the second installment payment does not have a stated interest rate, we are imputing interest at 9%. Based on current exchange rates and the purchase price for the shares, we expect to receive total net proceeds of approximately $2.1 billion. Net proceeds from the initial installment were approximately $1.1 billion, which we used to pay down short-term debt balances and for general corporate purposes. We have hedged substantially all foreign exchange risk associated with the final installment.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998


Note 8:  Subsequent Event -- Preferred Stock Issuance by Subsidiary

On April 20, 1998 Ameritech Denmark Funding Corporation (Denmark Funding), an Ameritech subsidiary, issued through a private placement 3,250 shares of stated rate auction preferred stock (STRAPS) in four separate series. Net proceeds from these issuances totaled $322 million. Dividends accrue on each series of STRAPS at varying rates, which are adjusted periodically through separate auctions on each series. Dividends are cumulative from the date of issuance. The initial dividend rates and payment dates for each series are as follows:

                                               Initial Dividend
                     Initial Dividend Rate       Payment Date
                     ---------------------       ------------
Series A (800 shares)        4.100%             June 10, 1998
Series B (800 shares)        4.100%             June 17, 1998
Series C (800 shares)        4.125%             July 1, 1998
Series D (850 shares)        4.125%             July 8, 1998

Denmark Funding may redeem the shares on the last day of any dividend period at a value of $100,000 per share plus accrued dividends. The shares are not subject to mandatory redemption at the option of the holder, nor is there a redemption premium on any shares.


Note 9:  Subsequent Event -- Merger Agreement

On May 11, 1998, we jointly announced with SBC Communications Inc.
(SBC) a definitive agreement to merge an SBC subsidiary with Ameritech in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly owned subsidiary of SBC. The transaction, which has been approved by the Board of Directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to the satisfaction of certain conditions and regulatory approvals, as well as approval by the shareowners of each company.

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                    -----------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

             THREE MONTH PERIOD ENDED MARCH 31, 1998 vs.
               THREE MONTH PERIOD ENDED MARCH 31, 1997

RESULTS OF OPERATIONS
---------------------
Results of operations for the three months ended March 31, 1998 were impacted by a one-time, pretax charge of $104 million ($64 million after-tax or $0.06 per share) for restructuring related to our recently announced cost containment program, as well as a one-time pretax charge of $54 million ($34 million after-tax, or $0.03 per share) for a currency-related fair value adjustment in conjunction with our January 1998 investment in Tele Danmark. Results for the three months ended March 31, 1998, compared with the prior year period, were as follows (dollars in millions, except per share amounts):

Three Months Ended March 31                         Increase  Percent
---------------------------
                                 1998      1997    (Decrease)  Change
                                 ----      ----     --------   ------

Income before one-time items  $  590     $  536     $  54      10.1
EPS before one-time items
  Basic                         0.54       0.49      0.05      10.2
  Diluted                       0.53       0.48      0.05      10.4
Net income                       492        536       (44)     (8.2)
Earnings per share
  Basic                         0.45       0.49      (0.04)    (8.2)
  Diluted                       0.44       0.48      (0.04)    (8.3)

---------------------------------------------------------------------
Revenues
--------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $4,133     $3,859     $  274      7.1

Revenues increased for the three months ended March 31, 1998 primarily due to increases in the number of cellular, paging and security services customers, higher network usage volumes and increased revenues from call management services. Decreased revenues from network access and long distance services partially offset these increases, as discussed below.

---------------------------------------------------------------------
Local service
-------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,630     $1,555     $   75      4.8

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and most public phone revenues. Local service revenues increased for the three months ended March 31, 1998 due largely to increased sales of call management services. Revenues from call management services increased 21% over the prior year period, due to strong

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Local service (cont'd.)
-----------------------

growth in both the number of activated features and usage of services on a pay-per-use basis. Higher network usage volumes, resulting primarily from access line growth of 4.3% over the prior year period, also contributed to the increases. Second line additions by residential customers increased by 13% over the same period last year.

There were 20,751,000 access lines in service as of March 31, 1998 compared with 19,895,000 as of March 31, 1997.

---------------------------------------------------------------------
Network access
--------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended            $  614     $  620     $  (6)     (1.0)

Intrastate
----------
Three Months Ended            $  140     $  149     $  (9)     (6.0)

Network access revenues include fees charged to interexchange carriers that use our local landline communications network to connect customers to their long distance networks. In addition, end users pay flat rate access fees to connect to the long distance networks. These revenues result from both interstate and intrastate services.

Interstate network access revenues decreased for the three months ended March 31, 1998 due primarily to rate reductions related to access charge reform effective July 1, 1997, as well as a change in reporting classification of certain payphone revenues received from interexchange carriers (IXCs) for their customers' use of our pay phones. This change in classification decreased interstate network access revenues by approximately $15 million in the first quarter of 1998 compared with the prior year. Growth in the volume of calls handled for interexchange carriers and greater demand for dedicated services by Internet service providers and other high-capacity users partially offset the decrease. Interstate minutes of use increased by 6.2% for the three months ended March 31, 1998 compared with the same period last year.

Intrastate network access revenues decreased for the three months ended March 31, 1998 due primarily to rate reductions related to access charge reform effective in July 1997, as well as a change in reporting classification of certain pay phone revenues from network access to other revenues. This change in classification decreased intrastate network access revenues by approximately $6 million in the first quarter of 1998 compared with the prior year. Volume increases, resulting primarily from growth in network usage by alternative providers of intraLATA toll service in Illinois, Michigan and Wisconsin, partially offset these decreases. Intrastate minutes of use increased by 13.2% for the three months ended March 31, 1998 compared with the same period last year.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Long distance service
---------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  341     $  358     $ (17)     (4.7)

Long distance service revenues result from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA).

Long distance service revenues decreased for the three months ended March 31, 1998, due primarily to volume decreases. The volume decreases resulted largely from implementation of Dial 1+ capability in Illinois, Michigan and Wisconsin, which increased competition to these intraLATA toll markets. In addition, other carriers are moving to retain revenue from their customers' use of intraLATA toll calling services, where previously they had allowed us to provide these services in exchange for access charge payments to them. Although we no longer earn these revenues, we also no longer incur the related access charge expenses.

---------------------------------------------------------------------
Cellular, directory and other
-----------------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,408     $1,177     $  231     19.6

Cellular, directory and other revenues include revenues from cellular communications services, paging services, telephone directory publishing, lease financing and billing and collection services, telephone equipment sales and installation, and security services.

Cellular, directory and other revenues increased for the three months ended March 31, 1998, due to the following factors:

- Increased revenues from security services, resulting primarily from strong customer growth. Total customers increased to 1,072,000 as of March 31, 1998, reflecting internal growth of 11% in the first quarter on an annualized basis and the inclusion of our acquisitions in October 1997 of the security assets of Rollins Protective Services and Republic Security Company Holdings;
- Higher wireless revenues resulting from strong growth in the number of cellular and paging subscribers compared with the same period last year. We had 3.3 million total cellular subscribers, compared with 2.7 million in the comparable prior year period, and 1.5 million paging customers, compared with 1.2 million last year;
- Increased directory revenues, resulting primarily from a revised directory agreement for Illinois and parts of Indiana, as well as price increases and higher revenues from our Internet yellow pages service; and,
- Other miscellaneous revenue increases resulting primarily from higher demand for advanced data services and increased revenues from capital services, cable TV and voice messaging. A change in reporting classification of certain pay phone revenues from network access to other revenues also contributed to the increase, as previously discussed.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Operating expenses
------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $3,228     $2,947     $  281      9.5

Operating expenses increased for the three months ended March 31, 1998 primarily due to a $104 million pretax charge for restructuring related to our cost containment program announced in March 1998. Higher operating costs in growing businesses, such as cellular and security services, and increased depreciation expense also contributed to the increase.

---------------------------------------------------------------------
Employee-related expenses
-------------------------

                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,042     $  990     $   52      5.2

Employee-related expenses increased for the three months ended March 31, 1998, due primarily to higher wage and bonus rates and overtime expenses at the landline communications subsidiaries, combined with higher employee levels at these subsidiaries and at emerging and growth-related businesses. Higher benefit expenses and payroll taxes also contributed to the increase.

We employed 72,944 people as of March 31, 1998, compared with 66,403 as of March 31, 1997. More than 60% of the increase is attributable to expansion of our security services business.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  663     $  611     $   52      8.5

Depreciation and amortization expense increased for the three months ended March 31, 1998 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories contributed to the increases, as we used shorter depreciable lives for newer technologies. Amortization of intangibles resulting from our asset acquisitions in security services also contributed to the increase.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other operating expenses
------------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,261     $1,191     $   70      5.9

Other operating expenses increased for the three months ended March 31, 1998 due mostly to the following factors:

- Higher access charge expenses resulting from state commission rulings (which we are contesting) requiring local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers (ISPs) who, in turn, are customers of competing local exchange carriers;
- Higher cost of sales due to growth-related customer increases at the cellular and security services operations, as well as increased sales of customer premises equipment; and,
- Higher advertising expenses related primarily to increased marketing and sales efforts as well as the timing of planned promotions.

A decrease in uncollectibles resulting from improved credit screening and collection efforts, combined with lower contract services expenses, materials costs and right-to-use fees for switching system software, partially offset these increases.

---------------------------------------------------------------------
Restructuring Charge
--------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  104     $   --     $  104     n/m

In March 1998 we announced plans to significantly reduce future operating expenses by the end of 2002. As part of this cost containment program, we recorded a pretax restructuring charge of $104 million ($64 million after-tax or $0.06 per share) in March 1998 to cover the costs of consolidating security monitoring centers and closing 53 company-owned cellular retail stores. The charge covers employee-related costs of approximately $54 million for the termination of approximately 5,000 employees, as well as other costs of approximately $50 million related to lease terminations and asset write-downs.

A significant number of employees to be severed (approximately 3,200) are employed by our security services subsidiary. These employees are being displaced due principally to the consolidation of our 24 monitoring centers to four centers. Staffing requirements at these new locations will require the hiring of a significant number of new employees.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Taxes other than income taxes
-----------------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  158     $  155     $    3      1.9

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes increased for the three months ended March 31, 1998 primarily as a result of higher property taxes, principally in Michigan, combined with higher gross receipts taxes, principally in Ohio. Lower capital stock taxes in Illinois, resulting from tax reform, partially offset these increases.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
-----------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  175     $  125     $   50     40.0

Interest expense increased for the three months ended March 31, 1998, due primarily to higher overall debt balances resulting from our $3.1 billion investment in Tele Danmark in January 1998. We funded this investment in part by issuing $2.5 billion in long-term debt. Increased interest rates on short-term debt balances also contributed to the increase.

---------------------------------------------------------------------
Other income, net
-----------------
                                                      Change
                                     March 31        (Income) Percent
                                  ------------
(dollars in millions)            1998      1997      Expense   Change
 -------------------             ----      ----      -------   ------

Three Months Ended            $   51     $   65     $ (14)    (21.5)

Other income includes earnings related to Ameritech's investments accounted for using the equity method, interest income and other nonoperating items.

Other income decreased for the three months ended March 31, 1998 due primarily to the effects of a one-time pretax charge of $54 million ($34 million after-tax) for a currency-related fair value adjustment related to our investment in Tele Danmark. In January 1998 we invested approximately $3.1 billion for a 34% stake in Tele Danmark, the national communications provider in Denmark. Equity earnings from this investment, combined with increased equity earnings from our investment in Belgacom, the national communications provider in Belgium, and higher interest income, partially offset the decrease discussed above.

We derive a large portion of our equity earnings from overseas investments. Although these investments continue to generate strong earnings, the effects of a stronger U.S. dollar in relation to foreign currencies moderated these earnings in the first three months of 1998.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Income taxes
------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  289     $  316     $ (27)     (8.5)

Income tax expense decreased for the three months ended March 31, 1998, due primarily to the decreases in pretax earnings discussed above.

---------------------------------------------------------------------

FINANCIAL CONDITION AND OTHER MATTERS
-------------------------------------
Capital expenditures
--------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  663     $  533     $  130     24.4

Capital expenditures increased for the three months ended March 31, 1998, due primarily to increased spending at the landline communications subsidiaries to meet increased demand for custom calling, data transport and private line services and to comply with regulatory requirements. Capital spending also increased due to continued enhancement and expansion of the cellular network.

---------------------------------------------------------------------
Dividends declared
------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  330     $  311     $   19      6.1

On March 18, 1998, our Board of Directors declared a quarterly dividend of $0.30 per common share, a 6.2% increase over the $0.2825 per common share declared in the first quarter of 1997 (as adjusted for the two-for-one stock split effective December 31, 1997).

---------------------------------------------------------------------
Company stock repurchase program
--------------------------------

Our Board of Directors has periodically authorized management to repurchase shares of Ameritech stock in the open market. During the three months ended March 31, 1998, we purchased 2.4 million shares of stock for approximately $108 million. Management has the authority to repurchase approximately $1.9 billion of additional Ameritech stock as of March 31, 1998.

---------------------------------------------------------------------
Debt ratio
----------
Our debt ratio was 53.8% as of March 31, 1998, compared with 47.9% as of December 31, 1997. The increase resulted from higher overall debt levels attributable to our investment in Tele Danmark, as previously discussed.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the three months ended
March 31 was 4.41 in 1998 and 6.32 in 1997.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters
-------------

Competitive and regulatory environment
--------------------------------------
We face competition in every aspect of our business. In pursuing business opportunities both inside and outside of the United States, we compete against other large local service providers, long distance service providers, cable TV companies, wireless service providers and other entrants from closely related industries. The Telecommunications Act of 1996 (the 1996 Act) establishes a national policy that calls for competition and open markets, not regulatory management, as the basic business environment. This public policy change opens significant business opportunities for providers of all forms of communications, enabling them to become full-service providers of voice, video, data, local and long distance services for their customers.

With the passage of the 1996 Act and earlier regulatory initiatives, our local service markets have been opened to competition from interexchange carriers, cable TV providers and other local service providers. Interconnection agreements with these providers require us to allow access to unbundled network elements at cost-based rates or telecommunications services at discounted, wholesale rates. These agreements may result in some downward pressure on local service revenues, as a portion of our revenue shifts from local service at retail prices to network access at lower rates.

It is impossible to predict the specific impact of the 1996 Act on our business or financial condition. Notwithstanding the potential for an adverse effect on certain of our revenue streams, we expect to acquire a significant portion of the expected growth in the communications marketplace, including interLATA long distance once our entry is approved under the 1996 Act.

In 1996, we were required to implement Dial 1 + capability in our local toll markets in Illinois and Wisconsin and in portions of our local toll market in Michigan. Dial 1 + gives customers the ability to choose an alternate long distance carrier for intraLATA toll calls by dialing 1 before the phone number. Competition for toll service revenues has intensified in these areas. The increased competition, however, should stimulate growth in overall demand for toll calls and corresponding network access services. Under the Act, we must implement Dial 1 + in a state coincident with our exercise of in-region long distance authority, or by February 2, 1999, whichever is earlier.

Until 1996, the U.S. cellular market was largely a series of duopolies: the local telephone company and one other provider for each cellular market. With PCS, each market will add at least two new wireless service providers. Each PCS provider will offer digital cellular service with features such as longer battery life, increased account security and enhanced services such as voice mail, Caller ID and paging capabilities. We introduced digital cellular service in our Chicago and Detroit markets in mid-1997, and we will introduce this service in several other markets in 1998. Paging, invigorated by the popularity of cellular service, is a highly competitive business with at least five to seven providers in each market.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd.)
-----------------------

Competitive and regulatory environment (cont'd.)
------------------------------------------------
Competitors of our telephone directory publishing business are traditional advertising media, including television, radio, direct mail, magazines and newspapers, as well as providers of new technologies such as online services, including the Internet.

We believe competition in all segments of our business, within each unique industry segment, will accelerate growth. Building on our strengths, we expect to continue to branch into new services that are logical extensions of our business and to export our expertise to customers around the world. Our competitive strategy includes positioning ourselves to take advantage of future opportunities by refining our processes to continue to be an industry leader in efficiency and productivity.

As we expand and diversify, the number, variety and size of competitors will shift to challenge our evolving business interests. Much of the competition will be from companies with substantial capital, technological and marketing resources and wide-ranging service offerings.

Regulatory developments
-----------------------
In July 1997, the Eighth Circuit Court of Appeals in St. Louis struck down several provisions of an August 1996 FCC order regarding the interconnection provisions of the 1996 Act. The Court ruled, among other things, that the FCC's pricing guidelines intrude upon the rights of state commissions to implement key elements of the 1996 Act and that the FCC lacks jurisdiction to review state commission decisions regarding interconnection agreements between incumbent local exchange carriers (LECs) and their competitors. The Court also ruled that the FCC's requirement allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements does not promote negotiated agreements and is unreasonable.

The Court also ruled, and clarified in a subsequent October rehearing order, that if new entrants to the local exchange market wish to purchase network elements at cost-based prices, they must combine the elements themselves. The United States Supreme Court is scheduled to review these and related rulings in October 1998, with a decision expected next year.

In August, 1997, the FCC revised its Local Competition rules and required a new purported network element known as "shared transport," which is access to all of the incumbent's interoffice transmission facilities combined with switching. This rule is before the Eighth Circuit Court of Appeals on petitions for review filed by Ameritech and other local carriers, with a decision expected this year.

In December 1997, the United States District Court in Wichita Falls, Texas, declared unconstitutional a key part of the 1996 Act that excludes only the RHCs' landline communications companies from the long distance market. Two of those companies, SBC Communications Inc. and US West Communications, Inc. initiated the lawsuit. Long distance industry opponents of the ruling, the FCC and the Department of Justice asked the court for an injunction barring SBC Communications, US West and Bell Atlantic Corporation, which joined in the suit, from preparing to

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd.)
-----------------------

Regulatory developments (cont'd.)
---------------------------------
provide in-region long distance service until the court ruled on their stay requests. In February 1998, the court issued two orders - the final judgment giving legal effect to the court's earlier opinion and an order staying that decision pending resolution of appeals from it. The court denied the motions for injunctions.

In addition, BellSouth Communications, Inc. brought two appeals to the United States Court of Appeals for the District of Columbia challenging the constitutionality of many of the same provisions of the 1996 Act for which SBC Communications and US West sought review in the Texas District Court. One action challenges the section of the 1996 Act covering electronic publishing and another challenges the sections which address long distance. Ameritech has intervened in this later appeal. Consequently, the Fifth Circuit Court and the D.C. Circuit Court are deciding the constitutionality of the provisions of the 1996 Act specifically applicable to the RHCs' landline communications companies.

In January 1998, the Eighth Circuit Court ordered the FCC to uphold the court's earlier ruling transferring the power of the federal agency to set terms on prices and connections to local phone networks to the state commissions.

On May 7, 1997, the FCC issued three closely-related orders addressing revisions to the price cap plan for LECs, interstate access charge reform and funding for universal service. In its access charge reform order, the FCC adopted changes to its tariff structure requiring LECs to use rates that reflect the type of costs incurred.

The new price cap rules are reducing access charges by increasing the price cap productivity offset factor to 6.5% from the current 5.3% and by applying this factor uniformly to all access providers. The new rates were effective July 1, 1997, and LECs were required to compute the new rates as if the 6.5% productivity factor had been in effect since July 1, 1996.

The new rules also require creation of a multi-billion-dollar interstate universal service fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Telecommunications service providers began paying into the universal service fund starting January 1, 1998. Subsidies to low-income and rural customers became available January 1, 1998, and funds for linking schools and libraries to the Internet will be available as needed.

We do not expect these reforms to have a material impact on our revenue streams. However, the nature and timing of these reforms may evolve as the FCC considers input from state commissions, potential legal challenges and the ongoing implementation of other provisions of the 1996 Act.

On December 30, 1997, the United States Court of Appeals for the District of Columbia Circuit (the D.C. Circuit Court) remanded to the FCC a case involving a claim that the purchase of security services assets of another company by SecurityLink, our security services subsidiary, violated a provision of the 1996

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd.)
-----------------------

Regulatory developments (cont'd.)
---------------------------------
Act. The FCC had previously ruled that the transaction was permissible under the 1996 Act. On remand, the D.C. Circuit Court directed the FCC to resolve an ambiguity in the statute. In addition to this case, three similar challenges to transactions involving subsequent purchases of security monitoring assets by SecurityLink are pending before the FCC.

Effects of Foreign Currency Fluctuations
----------------------------------------
Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. In the three months ended March 31, 1998, due to a strengthening U.S. dollar, we recognized some foreign exchange transaction losses and currency translation adjustments related to these investments. Foreign exchange transaction losses incurred by wholly owned subsidiaries adversely impacted operating income. Transaction losses incurred by other international ventures (primarily equity method investments) had a negative impact on other income, net. Translation adjustments resulted in a decrease in the investment balance and a corresponding reduction in accumulated comprehensive income on the consolidated balance sheet. While future fluctuations in currency exchange rates could impact results of operations or financial position, foreign operations continue to provide strong financial results and earnings growth.

Year 2000 Software Compliance
-----------------------------
We currently operate date-sensitive computer applications and systems throughout our business. As the century change approaches, we recognize the importance of ensuring that these systems properly recognize the year 2000 and continue to process critical operational and financial information. In May 1996 we began our internal assessment of our requirements and made appropriate inquiries of vendors and consultants. We believe that we have identified most application software and systems issues and we are making changes to allow for almost a full year of additional testing in 1999. We expect to incur total costs of approximately $200 million in conjunction with this effort, and believe we can incur these costs without adversely affecting individual quarterly results. However, given the complexity of the issue and possible as yet unidentified risks, actual costs may vary from our estimate. We currently believe these efforts will assure that our essential systems and operations will be ready for the century change. However, the failure of third parties on whom we depend to convert their critical systems and processes in a timely manner could significantly disrupt our business. We are working with our key customers and suppliers to minimize such risks.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd.)
-----------------------

Disclosures about market risk
-----------------------------
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. To manage our exposure to these fluctuations, we occasionally enter into various hedging transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes, or to generate income or to engage in speculative activity, and we never use leveraged derivatives.

The amounts shown below represent the estimated potential loss that we could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using the variance co-variance statistical modeling technique and includes substantially all market risk exposures, specifically excluding equity-method investments. The fair value losses shown in the table below are for a one-day time period with a confidence level of 95%. They have no impact on our results of operations or financial condition.

                         March 31, 1998     Dec. 31, 1997
                         --------------     -------------
Risk Category
  Interest rates                  $36               $ 25
  Foreign exchange                 --                 --

The 95% confidence interval signifies our degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in our favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that we could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets.

The fair market value at risk increased as of March 31, 1998 due primarily to an increase in fixed-rate debt. We issued $2.5 billion of fixed-rate debt in the first quarter of 1998, principally to fund our investment in Tele Danmark. Value at risk related to foreign exchange has not changed significantly since December 31, 1997.

New Accounting Pronouncements
-----------------------------
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd.)
-----------------------

New Accounting Pronouncements (cont'd.)
---------------------------------------
its annual and interim financial statements. In general, FAS 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective for 1998, but need not be applied to interim financial statements this year. Comparative information for earlier years must be restated. We expect to adopt FAS 131 in the fourth quarter of 1998.

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

Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, however earlier application is encouraged. We have not yet quantified the impacts of adopting this SOP on our financial statements and have not determined the timing of our adoption. We have historically expensed most computer software costs as incurred.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------
Some of the information presented in, or in connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- changes in economic and market conditions that impact the demand for our products and services;
- greater than anticipated competition from new entrants into the local exchange, intraLATA toll, cellular, data, cable TV, directory advertising or security services markets;
- regulatory developments that impact the telecommunications, security services and cable TV industries, as well as pending regulatory issues in state jurisdictions;

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters (cont'd.)
-----------------------

Private Securities Litigation Reform Act Safe Harbor Statement
(cont'd.)
-----------------------------------------------------------------------
- longer than expected delays in obtaining entry into the interLATA long distance market, as well as potential additional costs to comply with the regulatory requirements of entry;
- risks inherent in international operations, including possible economic, political or monetary instability, as well as the potential impact of issues related to year 2000 software compliance and the pending conversion by a number of European nations to a single currency;
- the impact of new technologies and the potential effect of delays in development or deployment of such technologies; and,
- the potential impact of issues related to year 2000 software compliance.

You should not place undue reliance on these forward-looking statements, which are applicable only as of May 11, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 11, 1998 or to reflect the occurrence of unanticipated events.

               AMERITECH CORPORATION AND SUBSIDIARIES



Part II - Other Information
---------------------------

Item 4 Submission of Matters to a Vote of Security Holders.
------ ---------------------------------------------------
(a)   The 1998 Annual Meeting of Shareowners was held on
      April 15, 1998.

      The number of common shares present at the Annual Meeting in person or by proxy and voting and withholding authority to vote in the election of Directors was 913,754,377 or 83.061% of the common shares of Ameritech outstanding on February 17, 1998, the record date for the Annual Meeting.

(b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were elected Directors of Ameritech to terms expiring in 1999.

      DIRECTORS                       FOR       WITHHELD
      ---------                       ---       --------
      Donald C. Clark             897,577,991    16,176,386
      Melvin R. Goodes            898,913,661    14,840,716
      Hanna Holborn Gray, Ph.D.   799,253,108   114,501,269
      James A. Henderson          898,306,320    15,448,057
      Arthur C. Martinez          898,211,072    15,543,305
      John B. McCoy               898,735,105    15,019,272
      John D. Ong                 897,991,174    15,763,203
      A. Barry Rand               800,409,899   113,344,478
      Laura D'Andrea Tyson        795,005,321   118,749,056
      James A. Unruh              898,347,008    15,407,369

      The largest percentage of shares withheld from voting with respect to any nominee for director was 12.996%. The terms of office of the following Directors continued after the meeting:
      Sheldon B. Lubar, Lynn M. Martin and Richard C. Notebaert.

(c) Shareowners ratified the appointment of Arthur Andersen LLP, as independent public accountants, to audit the consolidated financial statements for the current year ending December 31, 1998. The vote was 901,567,150 shares FOR and 6,634,505 shares AGAINST such ratification, with 5,552,722 shares abstaining.

(d) A proposal by a shareowner to provide for cumulative voting in the election of directors was not approved. A total of 170,778,913 shares were voted FOR the proposal, 595,541,990 shares were voted AGAINST it, 50,744,416 shares abstained and broker nonvotes were recorded as to 96,689,058 shares.

(e) A proposal by a shareowner to provide, following the annual meeting, an improved post-meeting report. The vote was 56,653,425 shares FOR and 735,442,921 shares AGAINST the proposal, with 24,968,973 shares abstaining and 96,689,058 broker nonvotes recorded.

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

   (a)     Exhibits
           --------
       12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 1998 and 1997.

       27   Financial Data Schedule.

   (b)     Reports on Form 8-K
           -------------------
       We filed a Current Report on Form 8-K dated January 13, 1998 under Item 7, Financial Statements and Exhibits, to report our earnings for the fourth quarter and year ended December 31, 1997.

                             SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                            Ameritech Corporation




Date:   May 11, 1998
                                            ------------------------------
                                            Barbara A. Klein
                                            Vice President and Comptroller

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

Landline communications subsidiaries -
-----------------------------------
the subsidiaries of Ameritech engaged primarily in providing local phone service and network access in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

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