Form 10-K/A
period 1997-12-31
AMERITECH CORP /DE/
filed 1998-06-29
CIK 732715

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 2


(Mark One)
    (X)    Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

                                       OR

    (_)    Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Transition Period From ______ to _______.



                             Ameritech Corporation
                           Commission File No. 1-8612

         a Delaware corporation        I.R.S. Employer Identification Number
                                                     36-3251481

                             30 South Wacker Drive
                            Chicago, Illinois 60606
                        Telephone Number: (800) 257-0902



The undersigned registrant hereby amends the exhibits to its Annual Report on Form 10-K for the year ended December 31, 1997 by filing the following exhibit set forth in the pages attached hereto:


Exhibit 99c - Annual Report on Form 11-K of the DonTech Profit Participation Plan for the fiscal year ended December 31, 1997.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  AMERITECH CORPORATION


                                                  By:   /s/ Deidra D. Gold
                                                             Deidra D. Gold
                                                             Secretary


Date: June 27, 1998