Form 10-Q
period 1998-06-30
AMERITECH CORP /DE/
filed 1998-08-12
CIK 732715

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
-------------------------------------------

or
-------------------------------------------

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

At July 31, 1998, 1,102,393,709 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.  Financial Statements
       Condensed Consolidated Statements of Income for
          the three and six months ended June 30, 1998 and 1997      1


       Condensed Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997                        2


       Condensed Consolidated Statements of Cash Flows for
          the six months ended June 30, 1998 and 1997                3


       Notes to Condensed Consolidated Financial Statements         4-7


 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        8-26


 3.  Quantitative and Qualitative
        Disclosures about Market Risk                               27


                                  PART II


 4.  Submission of Matters to a Vote of Security Holders            28


 6.  Exhibits and Reports on Form 8-K                               28

     Glossary                                                     30-31

                       Item 1 - Financial Statements
                       -----------------------------
                  AMERITECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in millions, except per share amounts)
                                (Unaudited)


                                   Three Months Ended    Six Months Ended
                                        June 30               June 30
                                    ---------------       ---------------
                                    1998       1997       1998       1997
                                    ----       ----       ----       ----

Revenues
  Local service................. $ 1,739    $ 1,651    $ 3,421    $ 3,237
  Interstate network access.....     630        649      1,244      1,269
  Intrastate network access.....     169        155        309        304
  Long distance service ........     341        345        682        703
  Cellular, directory and other.   1,410      1,186      2,766      2,332
                                 -------    -------    -------    -------
                                   4,289      3,986      8,422      7,845
                                 -------    -------    -------    -------
Operating expenses
  Employee-related expenses.....   1,012        962      2,054      1,952
  Depreciation and amortization.     672        618      1,335      1,229
  Other operating expenses......   1,290      1,215      2,551      2,406
  Restructuring charge..........      --         --        104         --
  Taxes other than income taxes.     151        150        309        305
                                 -------    -------    -------    -------
                                   3,125      2,945      6,353      5,892
                                 -------    -------    -------    -------
Operating income................   1,164      1,041      2,069      1,953
Interest expense................     148        123        322        248
Other (income) expense, net.....  (1,627)         14    (1,678)       (51)
                                 -------    -------    -------    -------
Income before income taxes......   2,643        904      3,425      1,756
Income taxes....................     936        367      1,225        683
                                 -------    -------    -------    -------
Net income...................... $ 1,707    $   537    $ 2,200    $ 1,073
                                 =======    =======    =======    =======
Earnings per common share*
 Basic..........................   $1.55      $0.49      $2.00      $0.98
                                 =======    =======    =======    =======
 Diluted........................   $1.54      $0.49      $1.98      $0.97
                                 =======    =======    =======    =======
Dividends declared per common
 share*.........................   $0.30    $0.2825      $0.60    $ 0.565
                                 =======    =======    =======    =======


*Per share amounts for 1997 have been restated for two-for-one stock split effective December 31, 1997.





See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                          June 30, 1998  Dec. 31, 1997
                                         --------------  -------------
                                            (Unaudited)  (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS

Current assets
 Cash and temporary cash investments........  $    280       $   239
 Receivables, net...........................     3,008         3,078
 Installment receivable from
   TCNZ share sale..........................       884            --
 Material and supplies......................       348           290
 Prepaid and other..........................       614           942
                                               -------       -------
                                                 5,134         4,549
                                               -------       -------
Property, plant and equipment...............    35,475        34,391
 Less, accumulated depreciation.............    21,450        20,518
                                               -------       -------
                                                14,025        13,873
                                               -------       -------
Investments, primarily international........     4,426         1,751
Other assets and deferred charges...........     5,460         5,166
                                               -------       -------
Total assets................................  $ 29,045      $ 25,339
                                               =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
 Debt maturing within one year..............  $  1,281       $ 3,036
 Accounts payable...........................     1,928         1,955
 Other......................................     3,103         2,250
                                               -------       -------
                                                 6,312         7,241
                                               -------       -------
Long-term debt..............................     7,013         4,610
                                               -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........     1,310         1,150
 Unamortized investment tax credits.........       128           140
 Postretirement benefits
   other than pensions......................     2,963         2,965
 Other......................................     1,244           925
                                               -------       -------
                                                 5,645         5,180
                                               -------       -------
Shareowners' equity
 Common stock, par value $1; 2.4 billion
   shares authorized, 1,177 million issued in
     1998 and 1997..........................     1,177         1,177
 Proceeds in excess of par value............     5,438         5,313
 Reinvested earnings........................     5,729         4,190
 Treasury stock, at cost (76 million shares
   in 1998 and 74 million shares in 1997)...    (1,654)       (1,645)
 Deferred compensation......................      (114)         (190)
 Accumulated other comprehensive income.....      (501)         (537)
                                               -------       -------
                                                10,075         8,308
                                               -------       -------
Total liabilities and shareowners' equity...  $ 29,045      $ 25,339
                                               =======       =======

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                    Six Months Ended
                                                        June 30
                                                    -------------
                                                  1998         1997
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................  $ 2,200      $ 1,073
 Adjustments to net income
  Restructuring charge, net of tax...........       64           --
  Depreciation and amortization..............    1,335        1,229
  Deferred income taxes, net.................      131           45
  Investment tax credits, net................      (12)         (15)
  Capitalized interest.......................      (14)         (13)
  Change in accounts receivable, net.........       70           38
  Change in material and supplies............      (77)         (11)
  Change in certain other current assets.....     (143)          26
  Change in accounts payable.................      (27)         (98)
  Change in certain other current
   liabilities...............................      912          209
  Change in certain other noncurrent
    assets and liabilities...................     (444)        (135)
  Gain on sale of TCNZ shares................   (1,543)          --
  Other operating activities, net............       86           32
                                               -------      -------
Net cash from operating activities...........    2,538        2,380
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................   (1,392)      (1,184)
Additional investments, principally
 Tele Danmark................................   (3,173)         (90)
Proceeds from repayment of GEIS note.........      473           --
Proceeds from TCNZ
    share repurchase.........................       --           89
Proceeds from sale
    of TCNZ shares...........................    1,078           --
Other investing activities, net..............       17          (17)
                                               -------      -------
Net cash from investing activities...........   (2,997)      (1,202)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................   (1,519)        (343)
Issuance of preferred stock by subsidiary....      322          250
Issuance of long-term debt...................    2,500           --
Retirement of long-term debt.................     (244)        (241)
Dividend payments............................     (659)        (622)
Proceeds from reissuance of treasury stock...      233          196
Repurchase of common stock...................     (133)        (282)
Other financing activities, net..............       --           27
                                               -------      -------
Net cash from financing activities...........      500       (1,015)
                                               -------      -------
Net increase in cash and temporary
 cash investments............................       41          163
Cash and temporary cash investments,
 beginning of period.........................      239          145
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................  $   280      $   308
                                               =======      =======

See Notes to Condensed Consolidated Financial Statements.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998


Note 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1997 Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in 1998.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 30 and 31.


Note 2:  Sale of Investment in Telecom Corporation of New Zealand
         Limited

In April 1998, we sold substantially all of our stake in Telecom Corporation of New Zealand (New Zealand Telecom or TCNZ) in a global stock offering. We sold a total of 436,970,670 shares in the form of either ordinary shares or American Depositary Shares (ADSs), with each ADS representing eight ordinary shares. We will receive payment for the sale in two installments. The first payment was received in April 1998 and the second is due by March 31, 1999. Payment for shares will be made in New Zealand dollars (or in Australian dollars for those sold in an Australian offering), while payment for ADSs will be made in U.S. dollars.

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

In accordance with FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we accounted for this transaction as a sale and recorded an after-tax gain of approximately $1.0 billion in the second quarter of 1998. Because the receivable from the second installment payment does not have a stated interest rate, we are imputing interest at 9%. Based on current exchange rates and the purchase price for the shares, we expect to receive total net proceeds of approximately $2.1 billion. Net proceeds from the initial installment were approximately $1.1 billion, which we used to pay down short-term debt balances and for general corporate purposes. We have hedged substantially all foreign exchange risk associated with the final installment.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998


Note 3:  Comprehensive Income

On January 1, 1998, we adopted Statement of Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in annual financial statements having the same prominence as other financial statements.

Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:
                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                                 ---------------       ---------------
                                1998        1997       1998       1997
                                ----        ----       ----       ----

Net income................... $ 1,707    $   537    $ 2,200    $ 1,073
Foreign currency translation
   adjustment................      71        (81)       (43)      (225)
Unrealized gain (loss) on
   available-for-sale
   securities................      23         --         23         --
Reclassification adjustment to
   net income for cumulative
   translation adjustment on
   TCNZ shares sold..........      56         --         56         --
                              -------    -------    -------    -------
Comprehensive income......... $ 1,857    $   456    $ 2,236    $   848
                              =======    =======    =======    =======
Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. Foreign exchange transaction gains and losses incurred by wholly owned subsidiaries impact operating income, while transaction gains and losses incurred by other international ventures (primarily equity method investments) impact other income, net. Translation adjustments result in a change in the investment balance and a corresponding change in accumulated comprehensive income in the consolidated balance sheet. The change is negative when the U.S. dollar strengthens against the local currency.

FAS 130 requires disclosure of the tax effects related to the components of comprehensive income. The deferred tax effect of the unrealized gain on available-for-sale securities for the three and six months ended June 30, 1998 was $13 million. We do not recognize deferred income taxes on foreign currency translation adjustments.


Note 4:  Restructuring Charge

In March 1998, we announced plans to significantly reduce future operating expenses by the end of 2002. As part of this cost containment program, we recorded a pretax restructuring charge of $104 million ($64 million after-tax or $0.06 per share) in March 1998 to cover principally the costs of consolidating security monitoring centers and closing 53 company-owned cellular retail stores. The charge includes employee-

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998


Note 4:  Restructuring Charge (cont'd.)

related costs (principally severance) of approximately $54 million for the termination of the employment of approximately 5,000 employees, as well as other costs of approximately $50 million related to lease terminations and asset write-downs. We have accounted for the employee costs of the restructuring charge in accordance with our existing severance plans and following FAS 112, "Employers' Accounting for Postemployment Benefits." We have accounted for the other costs in the restructuring charge in accordance with existing accounting literature for restructurings. The charge does not include approximately 550 employees identified for termination when we acquired certain security services assets in 1997. We included the cost of terminating the employment of these employees in our purchase price.

Approximately 480 employees left Ameritech in the second quarter of 1998 as part of this restructuring program. Termination costs related to these employees were approximately $7 million, resulting in an accrual balance of approximately $97 million remaining as of June 30, 1998.


Note 5:  Strategic Partnership with Tele Danmark A/S

In January 1998, we purchased a 34% interest in Tele Danmark A/S, the national communications provider in Denmark, from the Kingdom of Denmark for approximately $3.1 billion. As part of our investment agreement, Tele Danmark agreed to repurchase and retire all remaining shares owned by the Danish government. When this repurchase was consummated by the Kingdom in April 1998, our equity ownership increased to approximately 42% of Tele Danmark.

We funded this investment in part by issuing $1.75 billion of long-term debt issued in the United States and $750 million of additional, unsecured Eurodollar notes. We incurred a charge in January 1998 of $54 million ($34 million after-tax) resulting from a mark-to-market adjustment for foreign exchange forward contracts. Current SEC accounting interpretations do not permit hedge accounting for planned acquisitions.

The audited 1997 financial statements of Tele Danmark reflect, on a U.S. GAAP basis, total assets of $7.4 billion and revenues of $3.6 billion. We account for this investment using the equity method of accounting.


Note 6:  Earnings Per Share

We compute basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the periods. We calculate diluted earnings per share by including all dilutive potential common shares such as stock options. No adjustment to reported net income is required when computing diluted earnings per share.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998


Note 6:  Earnings Per Share (cont'd.)

The following represents the average common shares outstanding and dilutive potential common shares for the periods indicated:

                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                                 ---------------       ---------------
                                 1998       1997       1998       1997
                                 ----       ----       ----       ----
Average common shares
  outstanding (000s)....... 1,101,153  1,099,948  1,100,405  1,100,498
Dilutive potential common
  shares (000s)............     9,104      4,679      8,944      4,434
                            ---------  ---------  ---------  ---------
Average shares with
  dilution (000s).......... 1,110,257  1,104,627  1,109,349  1,104,932
                            =========  =========  =========  =========

Note 7:  Preferred Stock Issuance by Subsidiary

On April 20, 1998, Ameritech Denmark Funding Corporation (Denmark Funding), an Ameritech subsidiary, issued through a private placement 3,250 shares of stated rate auction preferred stock (STRAPS) in four separate series. Net proceeds from these issuances totaled $322 million. Dividends accrue on each series of STRAPS at varying rates, which are adjusted periodically through separate auctions on each series. Dividends are cumulative from the date of issuance. The initial dividend rates and payment dates for each series are as follows:
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


Note 8:  Merger Agreement

On May 11, 1998, we jointly announced with SBC Communications Inc.
(SBC) a definitive agreement to merge an SBC subsidiary with Ameritech in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly owned subsidiary of SBC. The transaction was approved by the Board of Directors of each company and is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to the satisfaction of certain conditions and regulatory approvals as well as approval by the shareowners of each company.


Note 9:  Reclassifications

We have made reclassifications to certain 1997 balances to correspond to the presentation as of June 30, 1998.

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                    -----------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

         THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 vs.
           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS
---------------------
Results of operations for the three and six months ended June 30, 1998 include a pretax gain of $1.5 billion ($1.0 billion after-tax or $0.91 per diluted share) resulting from the public sale of substantially all of our stake in Telecom Corporation of New Zealand Limited (TCNZ).

Results of operations for the six months ended June 30, 1998 include a one-time, pretax charge of $104 million ($64 million after-tax or $0.06 per share) for restructuring related to our recently announced cost containment program, as well as a one-time pretax charge of $54 million ($34 million after-tax, or $0.03 per share) for a currency-related fair-value adjustment in conjunction with our January 1998 investment in Tele Danmark.

Results for the three and six months ended June 30, 1997 include an $87 million after-tax charge ($0.08 per share) related to our share of the costs of a work force restructuring at Belgacom, the national communications company of Belgium.

Results for the three and six months ended June 30, 1998, compared with the prior year period, were as follows (dollars in millions, except per share amounts):

Three Months Ended June 30                          Increase  Percent
--------------------------
                                 1998      1997    (Decrease)  Change
                                 ----      ----     --------   ------
Income before one-time items  $  695     $  624     $   71     11.4
EPS before one-time items
  Basic                         0.63       0.57       0.06     10.5
  Diluted                       0.63       0.57       0.06     10.5
Net income                     1,707        537      1,170    217.9
Earnings per share
  Basic                         1.55       0.49       1.06    216.3
  Diluted                       1.54       0.49       1.05    214.3


Six Months Ended June 30                            Increase  Percent
------------------------
                                 1998      1997    (Decrease)  Change
                                 ----      ----     --------   ------
Income before one-time items  $1,286     $1,160     $  126     10.8
EPS before one-time items
  Basic                         1.17       1.05       0.12     11.4
  Diluted                       1.16       1.05       0.11     10.5
Net income                     2,200      1,073      1,127    105.0
Earnings per share
  Basic                         2.00       0.98       1.02    104.1
  Diluted                       1.98       0.97       1.01    104.1

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Revenues
--------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $4,289     $3,986     $  303      7.6
Six Months Ended               8,422      7,845        577      7.4

Revenues increased for the three and six months ended June 30, 1998 primarily due to increased revenues from call management services as well as higher network usage volumes and increases in the number of cellular, paging and security services customers. Decreased revenues from network access and long distance services partially offset these increases, as discussed below.

---------------------------------------------------------------------
Local service
-------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,739     $1,651     $   88      5.3
Six Months Ended               3,421      3,237        184      5.7

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges, certain data services and most public phone revenues. Local service revenues increased for the three and six months ended June 30, 1998 due largely to increased sales of call management services. Revenues from call management services increased 21% over the prior year period, due to strong growth in both the number of activated features and usage of services on a pay-per-use basis. Higher network usage volumes, resulting primarily from increased demand for data transport and Internet access services, combined with access line growth of 4.1% over the prior year period, also contributed to the increases.

There were 20,835,000 access lines in service as of June 30, 1998 compared with 20,018,000 as of June 30, 1997 (restated to standardize counting of voice-grade equivalent lines).

---------------------------------------------------------------------
Network access
--------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended            $  630     $  649     $ (19)     (2.9)
Six Months Ended               1,244      1,269       (25)     (2.0)

Intrastate
----------

Three Months Ended            $  169     $  155     $   14      9.0
Six Months Ended                 309        304          5      1.6

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

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access (cont'd.)
------------------------

Interstate network access revenues decreased for the three and six months ended June 30, 1998 due primarily to rate reductions related to access charge reform effective July 1, 1997, as well as a change in reporting classification of certain payphone revenues received from interexchange carriers (IXCs) for their customers' use of our pay phones. This change in classification decreased interstate network access revenues and increased other miscellaneous revenues by approximately $38 million in the second quarter of 1998 compared with the prior year, and by approximately $53 million for the six months ended June 30, 1998 compared with the same period in 1997. Growth in the volume of calls handled for interexchange carriers and greater demand for dedicated services by Internet service providers and other high-capacity users partially offset the decreases. Interstate minutes of use increased by 6.7% for the three months and 6.5% for the six months ended June 30, 1998 compared with the same periods last year.

Intrastate network access revenues increased for the three and six months ended June 30, 1998 due primarily to a favorable ruling in Michigan which resulted in additional revenues of about $20 million in the second quarter of 1998. Volume increases, largely resulting from growth in network usage by alternative providers of intraLATA toll service in Illinois, Michigan and Wisconsin, also contributed to the increases. Rate reductions related to access charge reform effective in July 1997, as well as a change in reporting classification of certain pay phone revenues from network access to other revenues, partially offset these increases. The change in classification of pay phone revenues decreased intrastate network access revenues by approximately $3 million in the second quarter of 1998 compared with the prior year, and by approximately $9 million for the six months ended June 30, 1998 compared with 1997. Intrastate minutes of use increased by 12.1% for the three months and 12.6% for the six months ended June 30, 1998 compared with the same periods last year.


---------------------------------------------------------------------
Long distance service
---------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  341     $  345     $  (4)     (1.2)
Six Months Ended                 682        703       (21)     (3.0)

Long distance service revenues result from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA).

Long distance service revenues decreased for the three and six months ended June 30, 1998, due primarily to volume decreases. The volume decreases resulted largely from implementation of Dial 1+ capability in Illinois, Michigan and Wisconsin, which increased competition in these intraLATA toll markets. In addition, other carriers are moving to retain revenue from their customers' use of intraLATA toll calling services, where previously they had allowed us to provide these services in exchange for access charge payments to them. Although we no longer earn these revenues, we also no longer incur the related access charge expenses.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Cellular, directory and other
-----------------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,410     $1,186     $  224     18.9
Six Months Ended               2,766      2,332        434     18.6

Cellular, directory and other revenues include revenues from cellular communications services, paging services, telephone directory publishing, lease financing and billing and collection services, telephone equipment sales and installation, and security services.

Cellular, directory and other revenues increased for the three and six months ended June 30, 1998, due to the following factors:

- Increased revenues from security services, resulting primarily from strong customer growth. Total customers increased to 1,119,000 as of June 30, 1998, reflecting internal growth of 18% in the second quarter on an annualized basis and the inclusion of our acquisitions in October 1997 of the security assets of Rollins Protective Services and Republic Security Company Holdings;
- Higher wireless revenues resulting from strong growth in the number of cellular and paging subscribers compared with the same period last year. We had 3.5 million total cellular subscribers, compared with 2.9 million in the comparable prior year period, and 1.6 million paging customers, compared with 1.3 million last year;
- Increased directory revenues, resulting primarily from a revised directory agreement for Illinois and parts of Indiana, as well as price increases and higher revenues from our Internet yellow pages service; and,
- Other miscellaneous revenue increases resulting primarily from increased revenues from capital services, cable TV and voice messaging. A change in reporting classification of certain pay phone revenues from network access to other revenues also contributed to the increase, as previously discussed.

---------------------------------------------------------------------
Operating expenses
------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $3,125     $2,945     $  180      6.1
Six Months Ended               6,353      5,892        461      7.8

Operating expenses increased for the three and six months ended June 30, 1998 due primarily to higher operating costs in growth businesses, including cellular and security services, as well as increased employee-related costs and depreciation expense resulting from overall business growth. Decreased operating expenses at the landline communications subsidiaries, resulting primarily from increased productivity and operating efficiencies, partially offset the increases.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Employee-related expenses
-------------------------

                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,012     $  962     $   50      5.2
Six Months Ended               2,054      1,952        102      5.2

Employee-related expenses increased for the three and six months ended June 30, 1998, due primarily to higher wage and bonus rates and overtime expenses at the landline communications subsidiaries, combined with higher employee levels at emerging and growth businesses. Higher benefit expenses and payroll taxes also contributed to the increases.

During June 1998, the International Brotherhood of Electrical Workers
(IBEW) ratified a new five-year contract effective June 28, 1998.
The contract provides basic wage increases of 11.2% (compounded) over three years. In addition, the contract addresses benefits, pensions, work rules and other wage-related items. The contract will be re-opened in 2001 to address certain economic wage issues for the final two years of the contract.

The Communications Workers of America (CWA) have reached similar terms under an agreement ratified by union membership on July 17, 1998. The CWA contract is effective August 9, 1998 and expires on March 31, 2001. The contract provides basic wage increases of 11.2% (compounded) over the contract period, and also addresses benefits, pensions, work-rules and other wage-related items.

The IBEW represents approximately 12,000 employees in Illinois and northwest Indiana, while the CWA represents approximately 28,000 employees in all five states of our region.

We employed 72,342 people as of June 30, 1998, compared with 67,764 as of June 30, 1997. More than 70% of the increase is attributable to expansion of our security services business.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  672     $  618     $   54      8.7
Six Months Ended               1,335      1,229        106      8.6

Depreciation and amortization expense increased for the three and six months ended June 30, 1998 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories contributed to the increases, as we used shorter depreciable lives for newer technologies. Amortization of goodwill and other intangibles resulting from our asset acquisitions in security services also contributed to the increase.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other operating expenses
------------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,290     $1,215     $   75      6.2
Six Months Ended               2,551      2,406        145      6.0

Other operating expenses increased for the three and six months ended June 30, 1998 due primarily to higher access charge expenses resulting from state commission rulings (which we are contesting) requiring local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers (ISPs) who, in turn, are customers of competing local exchange carriers. We have set aside approximately $88 million in segregated funds pending final resolution of these disputes.

Higher cost of sales due to growth-related customer increases at the cellular and security services operations and increased sales of customer premises equipment also contributed to the increases. A decrease in right-to-use fees for switching system software, combined with decreases in contract services expenses and material costs, partially offset these increases.


---------------------------------------------------------------------
Restructuring charge
--------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $   --     $   --     $   --    n/a
Six Months Ended                 104         --        104    n/a

In March 1998, we announced plans to significantly reduce future operating expenses by the end of 2002. As part of this cost containment program, we recorded a pretax restructuring charge of $104 million ($64 million after-tax or $0.06 per share) in March 1998 to cover the costs of consolidating security monitoring centers and closing 53 company-owned cellular retail stores. The charge covers employee-related costs of approximately $54 million for the termination of the employment of approximately 5,000 employees, as well as other costs of approximately $50 million related to lease terminations and asset write-downs.

A significant number of employees whose employment relationship is to be severed (approximately 3,200) are employed by our security services subsidiary. These employees are being displaced due principally to the consolidation of our 24 monitoring centers to four centers. Staffing requirements at these new locations will require the hiring of a significant number of new employees.

Approximately 480 employees left Ameritech in the second quarter of 1998 as part of this restructuring program.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Taxes other than income taxes
-----------------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  151     $  150     $    1      0.7
Six Months Ended                 309        305          4      1.3

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes increased for the three and six months ended June 30, 1998 primarily as a result of higher property taxes, principally in Michigan, combined with higher gross receipts taxes, principally in Ohio. Lower capital stock taxes in Illinois, resulting from tax reform, partially offset these increases.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
-----------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  148     $  123     $   25     20.3
Six Months Ended                 322        248         74     29.8

Interest expense increased for the three and six months ended June 30, 1998, due primarily to higher overall debt balances resulting from our $3.1 billion investment in Tele Danmark in January 1998. We funded this investment in part by issuing $2.5 billion in long-term debt. Lower interest on short-term debt, resulting primarily from a reduction in short-term debt balances following the sale of substantially all of our TCNZ shares, partially offset these increases.

---------------------------------------------------------------------
Other (income) expense, net
---------------------------
                                                      Change
                                      June 30        (Income) Percent
                                  ------------
(dollars in millions)            1998      1997      Expense   Change
 -------------------             ----      ----      -------   ------

Three Months Ended            $(1,627)   $   14     $(1,641)  n/m
Six Months Ended               (1,678)     (51)      (1,627)  n/m

Other income includes earnings related to Ameritech's investments accounted for using the equity method, interest income and other nonoperating items.

Other income increased for the three and six months ended June 30, 1998 due primarily to the effects of a one-time pretax gain of $1,543 million ($1,012 million after-tax) resulting from the public sale of substantially all of our stake in TCNZ. A one-time pretax charge of $54 million ($34 million after-tax), recorded in the first quarter of 1998 for a currency-related fair value adjustment related to our Tele Danmark investment, partially offset the increase for the six months ended June 30, 1998.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other (income) expense, net (cont'd.)
-------------------------------------

Other income for the three and six months ended June 30, 1997 includes an $87 million after-tax charge related to our share of the costs of a work force restructuring at Belgacom, the national communications company of Belgium.

After eliminating the effects of the above described one-time items, other income was $84 million for the three months and $189 million for the six months ended June 30, 1998. Similarly, other income was $73 million for the three months and $138 for the six months ended June 30, 1997. The increase in 1998 resulted primarily from international growth in the first quarter and additional interest income throughout 1998.

---------------------------------------------------------------------
Income taxes
------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  936     $  367     $  569    155.0
Six Months Ended               1,225        683        542     79.4

Income tax expense increased for the three and six months ended June 30, 1998 due primarily to the tax impact of the gain resulting from the sale of our TCNZ shares, discussed above. The effective tax rate was 35.4% for the three months and 35.8% for the six months ended June 30, 1998. The effective rates in the prior year periods were 40.6% and 38.9%, respectively. The higher rates in 1997 resulted primarily from the $87 million restructuring charge at Belgacom in the second quarter, which received no additional tax benefit in the United States.

---------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
Capital expenditures
--------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  742     $  644     $   98     15.2
Six Months Ended               1,405      1,177        228     19.4

Capital expenditures increased for the three and six months ended June 30, 1998, due primarily to increased spending at the landline communications subsidiaries to meet increased demand for data transport, custom calling, and private line services and to comply with regulatory requirements. Capital spending also increased due to continued enhancement and expansion of the cellular network.

---------------------------------------------------------------------
Dividends declared
------------------
                                      June 30       Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  331     $  312     $   19      6.1
Six Months Ended                 661        622         39      6.3

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Dividends declared (cont'd.)
----------------------------

On June 17, 1998, our Board of Directors declared a quarterly dividend of $0.30 per common share, a 6.2% increase over the $0.2825 per common share declared in the second quarter of 1997 (as adjusted for the two-for-one stock split effective December 31, 1997), and at the same rate as the dividend declared for the first quarter of 1998.

---------------------------------------------------------------------
Company stock repurchase program
--------------------------------

Our Board of Directors has periodically authorized management to repurchase shares of Ameritech stock in the open market. During the six months ended June 30, 1998, we purchased 2.9 million shares of stock for approximately $133 million. Management has the authority to repurchase approximately $1.9 billion of additional Ameritech stock as of June 30, 1998.

---------------------------------------------------------------------
Debt ratio
----------
Our debt ratio was 45.2% as of June 30, 1998, compared with 47.9% as of December 31, 1997. The decrease resulted primarily from higher overall equity levels due to additional earnings accumulation, partially offset by higher debt levels attributable to our investment in Tele Danmark.

---------------------------------------------------------------------
Cash flows
----------
During the six months ended June 30, 1998, cash flows from operations increased by $158 million, reflecting solid growth in our business. Investing activity increased by $1,795 million, reflecting our January 1998 investment in Tele Danmark, combined with increased capital expenditures previously discussed. Proceeds from our sale of TCNZ shares and repayment by General Electric Company of the note related to our GEIS investment partially offset the increased expenditures. Financing activity for the six months ended June 30, 1998 included issuance of $2.5 billion of long-term debt and $325 million of preferred stock, primarily to finance our acquisition of Tele Danmark. Short-term debt decreased by $1.5 billion primarily representing application of proceeds from our sale of TCNZ shares. Financing activity also included dividend payments and stock repurchases, as previously discussed.

We believe that in addition to our own internal cash flows from operations, we have adequate external resources available to finance our business development, network expansion, dividends and investment opportunities.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the six months ended June 30 was 9.57 in 1998 and 6.83 in 1997.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

OTHER MATTERS
-------------

Competitive environment
-----------------------
The Telecommunications Act of 1996 (the "1996 Act") establishes a national policy that calls for competition and open markets, rather than regulatory management, as the basic industry business environment. This public policy change has further opened opportunities for providers of all forms of communications services and products, potentially enabling them to become either niche or full-service providers of voice, video, data, local and long distance services for their customers.

Technological developments, marketplace demand and legislative, regulatory and judicial actions have expanded the types of services and products available from an increasing number of companies, creating growth opportunities within the global communications industry. Our competitive strategy includes positioning ourselves to take advantage of such growth opportunities, by continuing to branch into new services that are logical extensions of our business and by exporting our expertise to customers around the world.

These same factors also have resulted in increasing competition in all areas of our business. In pursuing business opportunities both inside and outside the United States, we compete against other local service providers, long distance service providers, cable TV companies, wireless and Internet service providers and other entrants from a range of industries. As we have expanded our paging and cellular services, the number and type of competitors have grown.
Our telephone directory publishing business faces competition not only from other directory publishing businesses and traditional advertising media, such as television, radio, direct mail, magazines and newspapers, but also providers of new technologies, such as Internet and other online services. Many of our competitors have substantial scale and geographic scope, significant capital, technological and marketing resources and wide-ranging service offerings.

With the passage of the 1996 Act and other regulatory initiatives, our local service markets have been more extensively opened to new competitors, many of which are believed to have initially targeted high-volume business customers in densely populated areas. Interconnection agreements with competitive service providers require our landline communications subsidiaries to provide interconnection or access to unbundled network elements at cost-based rates and telecommunications services at discounted, wholesale rates. These agreements and applicable tariffs may result in some downward pressure on local service revenues, as a portion of our revenue shifts from local service at retail prices to network access and wholesale services at lower rates.

Although we cannot predict with certainty the impact that these and other developments ultimately may have on our future business, results of operations or financial condition, especially given the type of legal and regulatory uncertainties described below, we believe that over time market competition and regulatory change will provide opportunities to accelerate growth, both domestically and internationally.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory considerations
-------------------------
The Telecommunications Act of 1996

In general, the 1996 Act includes provisions designed to open local exchange markets to competition and afford the regional Bell operating companies ("RBOCs") or their affiliates, the competitive opportunity to provide interLATA (long distance) services. Under the 1996 Act, the RBOCs' ability to provide in-region long distance services is dependent upon their satisfaction of, among other conditions, a 14 point "competitive checklist" of specific requirements, including compliance with interconnection, network element access and resale service obligations and related pricing standards and provision of number portability, and their demonstration that entry into the in-region long distance market would be in the public interest.

A U.S. District Court in Texas ruled that certain line-of-business restrictions in the 1996 Act, including the requirement in Section 271 that the RBOCs must comply with the competitive checklist before being permitted to provide long distance services, constitute an unconstitutional bill of attainder by virtue of their exclusive applicability to the RBOCs. Appeals of this decision by various parties are pending before the U.S. Court of Appeals for the Fifth Circuit, with the lower court decision stayed pending resolution of such appeals. These appeals were argued before the Fifth Circuit Court of Appeals on July 9, 1998.

In two other cases, constitutional challenges to some of the provisions of the 1996 Act governing the RBOCs have been presented to the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit Court"). In May 1998, the D.C. Circuit Court found that Section 274 of the 1996 Act, covering electronic publishing activities, did not constitute an unconstitutional bill of attainder. The second action pending before the D.C. Circuit Court, in which we have intervened, challenges the constitutionality of the long distance provisions of Section 271 of the 1996 Act. This case is scheduled for oral argument in September 1998.

Local Interconnection and Unbundled Access

In July 1997, and in an October 1997 rehearing, the U.S. Circuit Court of Appeals for the Eighth Circuit (the "Eighth Circuit Court") vacated several provisions of an August 1996 FCC order regarding the interconnection provisions of the 1996 Act (the "FCC Order"), ruling that such provisions represented improper preemptions of state authority or were inconsistent with statutory requirements of the 1996 Act. The Eighth Circuit Court ruled, among other things, that: the states have exclusive jurisdiction over the pricing for local interconnection, unbundled network elements and local service resale involving incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"); the FCC cannot lawfully allow CLECs to "pick and choose" among isolated, individual provisions from other interconnection agreements; and the FCC cannot require ILECs either to recombine or "rebundle" unbundled network elements for CLECs or to provide them with a preassembled network platform (or existing combinations of two or more network elements) at network element prices. These rulings of the Eighth Circuit Court were appealed by various parties, including the FCC.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Local Interconnection and Unbundled Access (cont'd.)

The Eighth Circuit Court upheld certain aspects of the FCC Order. These included, among other things: the classification of operational support services, operator services, directory assistance and vertical services as unbundled network elements; the definition of "technically feasible" interconnection to exclude economic considerations; and the ability of CLECs to provide complete telecommunications services by recombining network elements without providing any of their own facilities. We have appealed these matters, among others.

The U.S. Supreme Court has agreed to review the Eighth Circuit Court decision. Oral arguments are scheduled for October 1998.

In August 1997, the FCC revised its local competition rules and required ILECs to make available a new purported network element known as "shared transport," which would include access to all of an ILEC's transmission facilities. We and other ILECs appealed this matter to the Eighth Circuit Court. On August 10, 1998, the Eighth Circuit Court upheld the FCC's determination that shared transport is a network element and that it should be made available by ILECs to entrants on an unbundled basis. We intend to seek judicial review of this decision.

At present, local interconnection matters and unbundled network element pricing continue to be resolved through interconnection agreement negotiations or state commission arbitration provisions. Our landline communications subsidiaries are continuing to negotiate and enter into interconnection agreements and pursue, through appropriate proceedings, timely recovery of the costs of providing interconnection services so as to promote a fair competitive environment, especially as local and long distance markets are opened to competition at different times. The outcome of these activities is subject to significant legal and regulatory uncertainties, as outlined above.

Reciprocal Compensation

A number of CLECs are engaged in regulatory and judicial proceedings with various ILECs, including our landline communications subsidiaries, with respect to the payment of reciprocal compensation to the CLECs for calls originating on the ILECs' networks for dial-up connections to access the Internet via ISPs served by the CLECs' networks. The CLECs have asserted that such reciprocal compensation is provided for by interconnection agreements between the CLECs and the ILECs. Together with other ILECs, we have maintained that we are not required to make such reciprocal compensation payments, because such traffic is interstate access service, not local, and therefore is not covered by applicable local interconnection agreements.

A U.S. District Court in Illinois has ruled that our Illinois landline communications subsidiary will be required to make reciprocal compensation payments in these circumstances under its applicable interconnection agreements, but has issued a brief stay of its order to permit an appeal. Cases involving appeals by other subsidiaries of adverse regulatory determinations are pending in U.S. District Courts in Michigan and Wisconsin. The issue of whether reciprocal compensation is payable with respect to Internet traffic also is pending before the FCC, in the context of a request for expedited clarification of the issue filed in June 1997 by the Association for

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Reciprocal Compensation (cont'd.)

Local Telecommunications Service. We believe that reciprocal compensation is not required in such circumstances, and that such view ultimately will be upheld in pending or future appellate judicial proceedings or through FCC determination. However, there can be no assurance as to that outcome or that our landline communications subsidiaries will not be required in the future to begin to make such reciprocal compensation payments under existing interconnection agreements. We have made periodic accruals of amounts which may become payable in the event our view is not ultimately upheld.

Number Portability

On May 5, 1998, the FCC entered an order to allow telecommunications carriers, such as our landline communications subsidiaries, to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We began implementing long-term number portability on March 31, 1998, consistent with the FCC implementation schedule. The FCC order permits such cost recovery to begin no earlier than February 1, 1999, in the form of a surcharge from customers to whom number portability is available.

Universal Service, Access Charge Reform and Price Cap Order

In May 1997, the FCC issued three closely-related orders that established rules to implement the universal service provisions of the 1996 Act (the "Universal Service Order") and to revise both interstate access charge pricing (the "Access Reform Order") and the price cap plan for ILECs (the "Price Cap Order").

Universal Service The FCC's Universal Service Order provides that all interstate telecommunications providers will be required to contribute to universal service funding, based on retail telecommunications revenues. The Universal Service Order establishes a multi-billion dollar interstate universal service fund to help link eligible schools and libraries and low-income consumers and rural health care providers to the global telecommunications network (including the Internet). The FCC directed the phase-in of these funds during 1998, with a reduced funding rate for the first six months of 1998.

Access Reform In its Access Reform Order, the FCC restructured interstate access pricing and adopted changes to its tariff structure requiring LECs subject to price caps to use rates that reflect the type of costs incurred. A significant portion of the services that had been charged using minutes-of-use pricing instead becomes chargeable using a combination of minutes-of-use rates and flat-rate charges. The net effect of these changes has been to decrease minutes-of-use charges and increase per line charges. The majority of these mandated pricing changes first became effective in January 1998, with additional changes to be phased in at the beginning of each subsequent year through 2001. The Access Reform Order also continued in place existing rules by which ILECs may not assess interstate access charges on ISPs and purchasers of unbundled network elements. Together with other ILECs, we have appealed certain aspects of the Access Reform Order to the Eighth Circuit Court, where a decision is pending. In the meantime,

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Universal Service, Access Charge Reform and Price Cap Order (cont'd.)

we have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed complaints before the Illinois and Michigan state commissions.

Price Cap Order Our interstate services are subject to price cap regulation, which limits prices rather than profits. The Price Cap Order effectively reduced access charges by increasing the price cap productivity offset factor to 6.5% from the previous 5.3% and by applying this factor uniformly to all access providers. The order also required ILECs subject to price cap regulation to set their 1997 price cap index assuming that the 6.5% factor had been in effect since July 1996. Certain parties have sought judicial review of the Price Cap Order, and a decision by the D. C. Circuit Court with respect to these matters is now pending.

We currently cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

Recent federal regulatory developments - SecurityLink
-----------------------------------------------------
On December 30, 1997, the D. C. Circuit Court remanded to the FCC a case involving a claim that the purchase of security services assets of another company by our security services subsidiary ("SecurityLink") violated a provision of the 1996 Act. The FCC previously had ruled that the transaction was permissible under the 1996 Act. The D. C. Circuit Court directed the FCC on remand to explain how its decision was consistent with the 1996 Act. The matter currently is pending before the FCC.

On July 8, 1998, the FCC issued a Memorandum Opinion and Order and Order to Show Cause related to three separate asset acquisitions made by SecurityLink in 1997. The FCC found in its order that we had gained "financial control" over the entities from which the assets were acquired in violation of a provision of the 1996 Act. The order required us, within 30 days after its issuance, to show cause why the FCC should not require SecurityLink to divest the assets acquired in these transactions. On August 7, 1998, we filed our response with the FCC contending that divestiture would not be an appropriate remedy.

State developments
------------------
In 1996, our landline communications subsidiaries were required to implement dialing parity on intraLATA toll calls (by implementing Dial 1+ capability in portions of our local toll markets in Illinois, Wisconsin and Michigan), or provide carriers with a discount on intraLATA toll access rates where we were not able to do so. Dial 1+ gives customers the ability to choose an alternate long distance carrier for intraLATA toll calls by dialing 1 before the phone number. A Michigan appellate court has invalidated such requirements, and an interexchange carrier which is a party to the case has sought leave to appeal that decision. Our Michigan landline communications subsidiary has offered Dial 1+ capability in Michigan in over 70% of our lines on a voluntary basis. Under the 1996 Act, we must implement Dial 1+ in a state coincident with our exercise of in-region long distance authority or, if ordered by a state, by February 8, 1999, whichever is earlier.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Year 2000 readiness
-------------------
The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

We have established a centrally-managed, company-wide initiative to identify, evaluate and address Year 2000 issues. Begun in May 1996, our Year 2000 effort covers our network and supporting infrastructure for our provision of local switched and data telecommunications services, cellular and paging services, cable TV service and security services. Also within the scope of this initiative are our operational and financial information technology ("IT") systems and applications, end-user computing resources and building systems, such as security, elevator and heating and cooling systems. In addition, the project includes a review of the Year 2000 compliance efforts of our key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it has been structured to identify and prioritize our efforts for mission critical systems, network elements and products and key business partners.

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among our business units and the phases are often conducted in parallel, the inventory and assessment phases have been substantially completed as of June 30, 1998 and the remediation phase is in progress. As part of our testing phase, we intend to conduct independent verification testing of selected network component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current network and is equipped to simulate the turn of the century and leap year dates.

Under our current Year 2000 plan, we have established a target date of January 1, 1999 for remediation of our critical systems, network elements and products, subject to additional Year 2000 testing and responsive actions. Our ability to meet that target date is dependent upon the timely provision of necessary upgrades and modifications by our suppliers and contractors. In some instances, third party upgrades or modifications are not expected to be available until late 1998; accordingly, our testing and redeployment of affected items may be delayed into 1999. In addition, we cannot guarantee that third parties on whom we depend for essential services (such as electric utilities, interexchange carriers, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt our business. However, we have established a supplier compliance program, and we are working with our key suppliers to minimize such risks.

We currently estimate that we will incur expenses of approximately $210 million through 2001 in connection with our anticipated Year 2000 efforts, in addition to approximately $40 million in expenses incurred through June 30, 1998 for matters historically identified as Year 2000-related. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs,

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Year 2000 readiness (cont'd.)
-----------------------------
but rather will represent the redeployment of existing IT resources. We also expect to incur certain capital improvement costs (totaling approximately $30 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

We have significant minority investments in large telecommunications providers in Belgium, Denmark and Hungary, and have been advised by management representatives of those companies that activities to address Year 2000 issues are under way. Based on information reported to us, the estimated proportionate share of Year 2000 costs that will flow through to our earnings as a result of such activities is not expected to be material.

As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of plans tailored to meet Year 2000-related challenges. These plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

The above information is based on our current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party suppliers and similar uncertainties.

Effects of foreign currency fluctuations
----------------------------------------
Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. In the three and six months ended June 30, 1998, due to fluctuations in the U.S. dollar, we recognized some foreign exchange transaction gains and losses and currency translation adjustments related to these investments. Foreign exchange transaction gains and losses incurred by wholly owned subsidiaries impacted operating income. Transaction gains and losses incurred by other international ventures (primarily equity method investments) impacted other income, net. Translation adjustments resulted in a change in the investment balance and a corresponding change in accumulated comprehensive income on the consolidated balance sheet. While future fluctuations in currency exchange rates could impact results of operations or financial position, foreign operations continue to provide strong financial results and earnings growth.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Disclosures about market risk
-----------------------------
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. To manage our exposure to these fluctuations, we occasionally enter into various hedging transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity, and we never use leveraged derivatives.

The amounts shown below represent the estimated potential loss that we could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using the variance/co-variance statistical modeling technique and includes substantially all market risk exposures, specifically excluding equity-method investments. The fair value losses shown in the table below are for a one-day time period with a confidence level of 95%. They have no impact on our results of operations or financial condition.

                          June 30, 1998     Dec. 31, 1997
                         --------------     -------------
Risk Category
  Interest rates                  $35               $ 25
  Foreign exchange                 --                 --

The 95% confidence interval signifies our degree of confidence that actual one-day losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in our favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that we could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets.

The fair market value at risk increased as of June 30, 1998 due primarily to an increase in fixed-rate debt. We issued $2.5 billion of fixed-rate debt in the first quarter of 1998, principally to fund our investment in Tele Danmark. Value at risk related to foreign exchange has not changed significantly since December 31, 1997.

New accounting pronouncements
-----------------------------
FAS 131

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS 131 requires reporting of financial information as it is used by senior company management for

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

New accounting pronouncements (cont'd.)
---------------------------------------
FAS 131 (cont'd.)

evaluating performance and deciding how to allocate resources. The statement is effective for 1998, but need not be applied to interim financial statements this year. Comparative information for earlier years must be restated. We will adopt FAS 131 beginning with our 1998 annual report.

AICPA SOP 98-1

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for our internal applications, such as:

- external direct costs of materials and services, such as programming costs,
- payroll costs for employees devoting time to the software project, and
-  interest costs to be capitalized.

Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998; however, earlier application is encouraged. We have not yet quantified the impacts of adopting this SOP on our financial statements and have not determined the timing of our adoption. We have historically expensed most computer software costs as incurred.

FAS 133

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides standardized accounting and disclosure guidance for derivative instruments and the derivative portion of certain similar contracts. It amends FAS 52, "Foreign Currency Translation" and FAS 107, "Disclosures about Fair Values of Financial Instruments," and it supersedes a number of financial accounting standards previously issued by the FASB and several interpretations from the Emerging Issues Task Force.

The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction.

FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and is to be adopted as of the beginning of the fiscal year. At the time of adoption, all derivative instruments are to be measured at fair value and recorded on the balance sheet. Any differences between fair value and carrying amount at that time will be recorded as a cumulative effect of a change in accounting principle, in either net income or other comprehensive income, as appropriate. Adoption of this statement may or may not have a material impact on

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

New accounting pronouncements (cont'd.)
---------------------------------------
FAS 133 (cont'd.)

our results of operations or financial position in a given year, depending upon the nature and magnitude of derivative activity that we engage in and the changes in market conditions with respect to foreign currencies, interest rates or other underlying values. We have not yet quantified the impacts of the initial adoption of FAS 133 on our results of operations or financial condition, nor have we determined when we will implement the new standard.

Private Securities Litigation Reform Act safe harbor statement
--------------------------------------------------------------
Some of the information presented in, or in connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- changes in economic and market conditions that impact the demand for our products and services;
- greater than anticipated competition from new entrants into the local exchange, intraLATA toll, cellular, data, cable TV, directory advertising or security services markets;
- regulatory developments that impact the telecommunications, security services and cable TV industries, as well as pending regulatory issues in state jurisdictions;
- longer than expected delays in obtaining entry into the interLATA long distance market, as well as potential additional costs to comply with the regulatory requirements of entry;
- the potential impact of issues related to year 2000 software compliance;
- risks inherent in international operations, including possible economic, political or monetary instability, as well as the potential impact of year 2000 compliance and Euro currency conversion issues; and,
- the impact of new technologies and the potential effect of delays in development or deployment of such technologies.

You should not place undue reliance on these forward-looking statements, which are applicable only as of August 12, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 12, 1998 or to reflect the occurrence of unanticipated events.

                Item 3 - Quantitative and Qualitative
                    Disclosures about Market Risk
                    -----------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and
Results of Operations, in the Other Matters section under the caption "Disclosures About Market Risk."

               AMERITECH CORPORATION AND SUBSIDIARIES



Part II - Other Information
---------------------------

Item 4    Submission of Matters to a Vote of Security Holders.
------    ----------------------------------------------------

Our 1998 Annual Meeting of Shareowners was held on April 15, 1998. Information with respect to each matter voted on at such meeting and the voting results for each such matter has been previously reported in Item 4 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

   (a)     Exhibits
           --------
       12 Computation of ratio of earnings to fixed charges for the six months ended June 30, 1998 and 1997.

       27   Financial Data Schedule.

   (b)     Reports on Form 8-K
           -------------------
       We filed a Current Report on Form 8-K, dated April 14, 1998, to report our earnings for the first quarter of 1998.

       We filed a Current Report on Form 8-K, dated May 11, 1998, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, to report our agreement to merge with SBC
       Communications Inc.

                             SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                            Ameritech Corporation




Date:   August 12, 1998                     By:  /s/ Barbara A. Klein
                                            ------------------------------
                                            Barbara A. Klein
                                            Vice President and Comptroller

                                            (Duly Authorized Signatory and
                                             Principal Accounting Officer)

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

Call management services -
------------------------
services that add value and convenience for phone customers, such as call waiting, call forwarding and Caller ID. These services are sold to customers individually or in "packages."

Customer premises equipment (CPE) -
---------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Dial 1+ -
--------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

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

Unbundled network element -
-------------------------
any feature, function or capability used in the provision of telecommunications service that is made available by local exchange carriers to other telecommunications providers separate from other network elements and for a separate fee.