Form 10-Q
period 1998-09-30
AMERITECH CORP /DE/
filed 1998-11-13
CIK 732715

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
-------------------------------------------

or
-------------------------------------------

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

At October 31, 1998, 1,103,248,008 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.  Financial Statements
       Condensed Consolidated Statements of Income for
          the three and nine months ended
           September 30, 1998 and 1997                               1


       Condensed Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997                   2


       Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1998 and 1997          3


       Notes to Condensed Consolidated Financial Statements         4-7


 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        8-27


 3.  Quantitative and Qualitative
        Disclosures about Market Risk                              28


                                  PART II


 6.  Exhibits and Reports on Form 8-K                              29

     Glossary                                                    31-32

                       Item 1 - Financial Statements
                       -----------------------------
                  AMERITECH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in millions, except per share amounts)
                                (Unaudited)


                                   Three Months Ended   Nine Months Ended
                                     September 30          September 30
                                    ---------------       ---------------
                                    1998       1997       1998       1997
                                    ----       ----       ----       ----

Revenues
  Local service................. $ 1,768    $ 1,661    $ 5,189    $ 4,898
  Interstate network access.....     607        606      1,851      1,875
  Intrastate network access.....     126        153        435        457
  Long distance service.........     368        335      1,050      1,038
  Cellular, directory and other.   1,421      1,251      4,187      3,583
                                 -------    -------    -------    -------
                                   4,290      4,006     12,712     11,851
                                 -------    -------    -------    -------
Operating expenses
  Employee-related expenses.....   1,054      1,004      3,108      2,956
  Depreciation and amortization.     687        621      2,022      1,850
  Other operating expenses......   1,342      1,271      3,893      3,677
  Restructuring charge..........      --         --        104         --
  Taxes other than income taxes.     144        148        453        453
                                 -------    -------    -------    -------
                                   3,227      3,044      9,580      8,936
                                 -------    -------    -------    -------
Operating income................   1,063        962      3,132      2,915
Interest expense................     140        123        462        371
Other (income) expense, net.....    (83)      (127)    (1,761)      (178)
                                 -------    -------    -------    -------
Income before income taxes......   1,006        966      4,431      2,722
Income taxes....................     361        353      1,586      1,036
                                 -------    -------    -------    -------
Net income...................... $   645    $   613    $ 2,845    $ 1,686
                                 =======    =======    =======    =======
Earnings per common share*
 Basic..........................   $0.58      $0.56      $2.58      $1.53
                                 =======    =======    =======    =======
 Diluted........................   $0.58      $0.56      $2.56      $1.53
                                 =======    =======    =======    =======
Dividends declared per common
 share*.........................   $0.30    $0.2825      $0.90    $0.8475
                                 =======    =======    =======    =======


*Per share amounts for 1997 have been restated for two-for-one stock split effective December 31, 1997.





See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                         Sept. 30, 1998  Dec. 31, 1997
                                         --------------  -------------
                                           (Unaudited)   (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS

Current assets
 Cash and temporary cash investments........   $   381       $   239
 Receivables, net...........................     3,003         3,078
 Installment receivable from
   TCNZ share sale..........................       870            --
 Material and supplies......................       349           290
 Prepaid and other..........................       664           942
                                               -------       -------
                                                 5,267         4,549
                                               -------       -------
Property, plant and equipment...............    36,108        34,391
 Less, accumulated depreciation.............    21,964        20,518
                                               -------       -------
                                                14,144        13,873
                                               -------       -------
Investments, primarily international........     4,815         1,751
Other assets and deferred charges...........     5,617         5,166
                                               -------       -------
Total assets................................   $29,843       $25,339
                                               =======       =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
 Debt maturing within one year..............   $ 1,229       $ 3,036
 Accounts payable...........................     1,955         1,955
 Other......................................     3,240         2,250
                                               -------       -------
                                                 6,424         7,241
                                               -------       -------
Long-term debt..............................     7,013         4,610
                                               -------       -------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........     1,302         1,150
 Unamortized investment tax credits.........       121           140
 Postretirement benefits
   other than pensions......................     2,961         2,965
 Other......................................     1,230           925
                                               -------       -------
                                                 5,614         5,180
                                               -------       -------
Shareowners' equity
 Common stock, par value $1; 2.4 billion
   shares authorized, 1.177 billion issued in
     1998 and 1997..........................     1,177         1,177
 Proceeds in excess of par value............     5,475         5,313
 Reinvested earnings........................     6,043         4,190
 Treasury stock, at cost (76 million shares
   in 1998 and 74 million shares in 1997)...    (1,601)       (1,645)
 Deferred compensation......................      (114)         (190)
 Accumulated other comprehensive income.....      (188)         (537)
                                               -------       -------
                                                10,792         8,308
                                               -------       -------
Total liabilities and shareowners' equity...   $29,843       $25,339
                                               =======       =======

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                   Nine Months Ended
                                                     September 30
                                                     ------------
                                                  1998         1997
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................    $2,845       $1,686
 Adjustments to net income
  Restructuring charge, net of tax...........       64           --
  Depreciation and amortization..............    2,022        1,850
  Deferred income taxes, net.................      145           63
  Investment tax credits, net................      (19)         (24)
  Capitalized interest.......................      (20)         (19)
  Change in accounts receivable, net.........       75           95
  Change in material and supplies............      (91)         (64)
  Change in certain other current assets.....     (161)         (83)
  Change in accounts payable.................       --           14
  Change in certain other current
    liabilities..............................    1,034          160
  Change in certain other noncurrent
    assets and liabilities...................     (684)        (284)
  Gain on sale of Sky Network
    Television Limited.......................       --          (52)
  Gain on sale of TCNZ shares................   (1,543)          --
  Other operating activities, net............       (8)          18
                                               -------      -------
Net cash from operating activities...........    3,659        3,360
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................   (2,126)      (1,829)
Additional investments, principally
 Tele Danmark................................   (3,182)        (101)
Proceeds from repayment of GEIS note.........      473           --
Proceeds from TCNZ
 share repurchase............................       --          118
Proceeds from sale
 of TCNZ shares..............................    1,078           --
Proceeds from sale of Sky Network
 Television Limited..........................      --            52
Other investing activities, net..............       20          (24)
                                               -------      -------
Net cash from investing activities...........   (3,737)      (1,784)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................   (1,565)         440
Issuance of preferred stock by subsidiary....      322          250
Issuance of long-term debt...................    2,500           --
Retirement of long-term debt.................     (251)        (306)
Dividend payments............................     (992)        (933)
Proceeds from reissuance of treasury stock...      338          249
Repurchase of common stock...................     (133)        (601)
Other financing activities, net..............        1           28
                                               -------      -------
Net cash from financing activities...........      220         (873)
                                               -------      -------
Net increase in cash and temporary
 cash investments............................      142          703
Cash and temporary cash investments,
 beginning of period.........................      239          145
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................   $  381       $  848
                                               =======      =======

See Notes to Condensed Consolidated Financial Statements.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998


Note 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1997 Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in 1998.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 31 and 32.


Note 2:  Sale of Investment in Telecom Corporation of
         New Zealand Limited

In April 1998, we sold substantially all of our stake in Telecom Corporation of New Zealand Limited (New Zealand Telecom or TCNZ) in a global stock offering. We will receive payment for the sale in two installments. The first payment was received in April 1998 and the second is due by March 31, 1999. At the time of the first installment payment, we irrevocably transferred our shares to a trustee, which is holding the shares in trust for the purchasers until the final installment is paid. We have retained a security interest in the shares and each purchaser remains personally liable until the final installment payment is received. The purchasers will receive all ordinary dividends in the interim period. The trustee will have one vote for each share, and will vote the shares based on instructions from the purchasers.

In accordance with Statement of Financial Accounting Standards (FAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we accounted for this transaction as a sale and recorded an after-tax gain of approximately $1.0 billion in the second quarter of 1998. Because the receivable from the second installment payment does not have a stated interest rate, we are imputing interest at 9%. We expect to receive total net proceeds of approximately $2.1 billion from this transaction. Net proceeds from the initial installment were approximately $1.1 billion, which we used to pay down short-term debt balances and for general corporate purposes. We have hedged all foreign exchange risk associated with the final installment.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998


Note 3:  Comprehensive Income

On January 1, 1998, we adopted (FAS) 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in annual financial statements having the same prominence as other financial statements.

Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                Three Months Ended   Nine Months Ended
                                  September 30          September 30
                                 ---------------       ---------------
                                1998        1997       1998       1997
                                ----        ----       ----       ----

Net income................... $  645     $   613    $ 2,845    $ 1,686
Foreign currency translation
   adjustment.................   330        (65)        287      (290)
Unrealized gain (loss) on
   available-for-sale
   securities.................  (17)           1          7          1
Reclassification adjustment to
   net income for cumulative
   translation adjustment on
   TCNZ shares sold...........    --          --         56         --
Reclassification adjustment to
   net income for realized gain
   on sale of securities.....    (1)          --        (1)         --
                              -------    -------    -------    -------
Comprehensive income......... $  957     $   549    $ 3,194    $ 1,397
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

FAS 130 requires disclosure of the tax effects related to the components of comprehensive income. The deferred tax effects of the unrealized gain (loss) on available-for-sale securities were a $10 million benefit and a $4 million expense, respectively, for the three and nine months ended September 30, 1998. The deferred tax effect of the realized gain in the third quarter of 1998 was not significant. We do not recognize deferred income taxes on foreign currency translation adjustments.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998


Note 4:  Restructuring Charge

In March 1998, we announced plans to significantly reduce future operating expenses by the end of 2002. As part of this cost containment program, we recorded a pretax restructuring charge of $104 million ($64 million after-tax or $0.06 per share) in March 1998 principally to cover the costs of consolidating security monitoring centers and closing 53 company-owned cellular retail stores. The charge includes employee-related costs (principally severance) of approximately $54 million for the termination of the employment of approximately 5,000 employees, as well as other costs of approximately $50 million related to lease terminations and asset write-downs. We have accounted for the employee costs of the restructuring charge in accordance with our existing severance plans and following FAS 112, "Employers' Accounting for Postemployment Benefits." We have accounted for the other restructuring costs in accordance with existing accounting literature for restructurings. The charge does not include approximately 550 employees identified for termination when we acquired certain security services assets in 1997. We included the cost of terminating the employment of these employees in our purchase price.

Employee reductions under the March 1998 restructuring program were 616 in the third quarter of 1998 and 1,096 for the first nine months of 1998. Termination costs related to these employees were approximately $11 million. We also incurred nonemployee costs of approximately $10 million in the third quarter of 1998 related to this restructuring, resulting in an accrual balance of approximately $83 million as of September 30, 1998.


Note 5:  Strategic Partnership with Tele Danmark A/S

In January 1998, we purchased a 34% interest in Tele Danmark A/S, the national communications provider in Denmark, from the Kingdom of Denmark for approximately $3.1 billion. As part of our investment agreement, Tele Danmark repurchased and retired all remaining shares owned by the Danish government, effectively increasing our equity ownership to approximately 42% of Tele Danmark. We funded this investment in part by issuing $1.75 billion of long-term debt in the United States and $750 million of additional, unsecured Eurodollar notes.

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

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998


Note 6:  Earnings Per Share (cont'd.)

The following represents the average common shares outstanding and dilutive potential common shares for the periods indicated:

                                Three Months Ended    Nine Months Ended
                                   September 30          September 30
                                 ---------------       ---------------
                                 1998       1997       1998       1997
                                 ----       ----       ----       ----
Average common shares
  outstanding (000s)....... 1,102,842  1,098,070  1,101,226  1,099,680
Dilutive potential common
  shares (000s)............     9,920      6,023      8,959      5,975
                            ---------  ---------  ---------  ---------
Average shares with
  dilution (000s).......... 1,112,762  1,104,093  1,110,185  1,105,655
                            =========  =========  =========  =========

Note 7:  Merger Agreement

On May 11, 1998, we jointly announced with SBC Communications Inc.
(SBC) a definitive agreement to merge an SBC subsidiary with Ameritech in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly owned subsidiary of SBC. The transaction was approved by the Board of Directors of each company and is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to the satisfaction of certain conditions and regulatory approvals, as well as approval by the shareowners of each company. Ameritech shareowners will vote on the merger proposal at a special meeting of shareowners to be held on December 11, 1998. SBC has called a special meeting of its shareowners to consider various matters relating to this transaction on December 10, 1998.


Note 8:  Recent Development

On October 20, 1998, the Austrian government announced that Ameritech was not selected as the strategic partner in the partial privatization of Telekom Austria Aktiengesellschaft (Telekom
Austria). We had bid for a 25% stake in Telekom Austria, the primary fixed line and wireless provider in Austria.


Note 9:  Reclassifications

We have made reclassifications to certain 1997 balances to correspond to the presentation as of September 30, 1998.

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                    -----------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

      THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 vs.
        THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS
---------------------
Results of operations for the nine months ended September 30, 1998 include a one-time pretax gain of $1.5 billion ($1.0 billion after-tax, or $0.91 per diluted share) related to the sale of substantially all of our shares in Telecom Corporation of New Zealand Limited
(TCNZ). Results for the nine months also include a one-time, pretax charge of $104 million ($64 million after-tax or $0.06 per share) for restructuring related to a cost containment program, as well as a one-time pretax charge of $54 million ($34 million after-tax, or $0.03 per share) for a currency-related fair-value adjustment in conjunction with our January 1998 investment in Tele Danmark.

Results for the three and nine months ended September 30, 1997 include an $87 million after-tax charge ($0.08 per share) related to our share of the costs of a work force restructuring at Belgacom, the national communications company of Belgium, as well as a pretax gain of $52 million ($37 million after-tax, or $0.04 per share) related to the sale of our New Zealand investment in Sky Network Television Limited.

Results for the three and nine months ended September 30, 1998, compared with the prior year period, were as follows (dollars in millions, except per share amounts):

Three Months Ended September 30                     Increase  Percent
-------------------------------
                                 1998      1997    (Decrease)  Change
                                 ----      ----     --------   ------
Income before one-time items  $  645     $  576     $   69     12.0
EPS before one-time items
  Basic                         0.58       0.52       0.06     11.5
  Diluted                       0.58       0.52       0.06     11.5
Net income                       645        613         32      5.2
Earnings per share
  Basic                         0.58       0.56       0.02      3.6
  Diluted                       0.58       0.56       0.02      3.6

Nine Months Ended September 30                      Increase  Percent
------------------------------
                                 1998      1997    (Decrease)  Change
                                 ----      ----     --------   ------
Income before one-time items  $1,931     $1,736     $  195     11.2
EPS before one-time items
  Basic                         1.75       1.58       0.17     10.8
  Diluted                       1.74       1.57       0.17     10.8
Net income                     2,845      1,686      1,159     68.7
Earnings per share
  Basic                         2.58       1.53       1.05     68.6
  Diluted                       2.56       1.53       1.03     67.3

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Revenues
--------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $4,290     $4,006     $  284      7.1
Nine Months Ended             12,712      11,851       861      7.3

Revenues increased for the three and nine months ended September 30, 1998 primarily due to increased revenues from call management services as well as continued growth in the demand for data-related services. Access line growth, combined with increases in the number of cellular, paging and security services customers, also contributed to the revenue increases. Decreased revenues from network access services partially offset these increases, as discussed below.

---------------------------------------------------------------------
Local service
-------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,768     $1,661     $  107      6.4
Nine Months Ended              5,189      4,898        291      5.9

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges, certain data services and most public phone revenues. Local service revenues increased for the three and nine months ended September 30, 1998 due largely to a 21% increase in revenues from call management services, resulting from strong growth in both the number of activated features subscribed to on a monthly basis and services provided on a pay-per-use basis. Demand for data transport and Internet access services also increased, and total access lines in service grew by 3.7% over the comparable prior year period.

There were 20,925,000 access lines in service as of September 30, 1998 compared with 20,173,000 as of September 30, 1997 (restated to standardize counting of voice-grade equivalent lines).

---------------------------------------------------------------------
Network access
--------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended            $  607     $  606     $    1      0.2
Nine Months Ended              1,851      1,875       (24)     (1.3)

Intrastate
----------

Three Months Ended            $  126     $  153     $ (27)    (17.6)
Nine Months Ended                435        457       (22)     (4.8)

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

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access (cont'd.)
------------------------

Interstate network access revenues increased for the three months ended September 30, 1998 due primarily to strong growth in demand for high capacity channels, partially offset by a decrease in rates resulting from an FCC rate filing effective July 1, 1998 and a change in reporting classification of certain pay phone revenues.
Interstate network access revenues decreased for the nine months ended September 30, 1998, due primarily to rate reductions resulting from access charge reform, as well as the change in reporting classification of certain pay phone revenues. Because of this change in classification, interstate network access revenues decreased and other miscellaneous revenues increased by approximately $22 million and $75 million in the three and nine month periods, respectively, compared with the same periods in 1997. Interstate minutes of use increased by 5.3% for the three months and 6.1% for the nine months ended September 30, 1998 compared with the same periods last year.

Intrastate network access revenues decreased for the three and nine months ended September 30, 1998 due primarily to rate reductions that became effective in July 1998 related to access charge reform, as well as a change in reporting classification of certain pay phone revenues from network access to other revenues. The change in classification of pay phone revenues decreased intrastate network access revenues by approximately $6 million in the third quarter of 1998 compared with the prior year, and by approximately $15 million for the nine months ended September 30, 1998 compared with 1997. Volume increases, largely resulting from growth in network usage by alternative providers of intraLATA toll service in Illinois, Michigan and Wisconsin, combined with an increase in revenues from special access services, partially offset the decreases. Intrastate minutes of use increased by 7.8% for the three months and 10.9% for the nine months ended September 30, 1998 compared with the same periods last year.

---------------------------------------------------------------------
Long distance service
---------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  368     $  335     $   33      9.9
Nine Months Ended              1,050      1,038         12      1.2

Long distance service revenues result from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA).

Long distance service revenues increased for the three and nine months ended September 30, 1998, due primarily to price increases, partially offset by volume decreases. The volume decreases resulted largely from implementation of Dial 1 + capability in Illinois, Michigan and Wisconsin, which increased competition in these intraLATA toll markets. In addition, other carriers are moving to retain revenue from their customers' use of intraLATA toll calling services, where previously they had allowed us to provide these services in exchange for access charge payments to them. Although we no longer earn these revenues, we also no longer incur the related access charge expenses.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Cellular, directory and other
-----------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,421     $1,251     $  170     13.6
Nine Months Ended              4,187      3,583        604     16.9

Cellular, directory and other revenues include revenues from cellular communications services, paging services, telephone directory publishing, lease financing and billing and collection services, telephone equipment sales and installation, security services and cable TV programming.

Cellular, directory and other revenues increased for the three and nine months ended September 30, 1998, due to the following factors:

- Increased revenues from security services, resulting primarily from strong customer growth. Total customers increased to 1,148,000 as of September 30, 1998, reflecting internal growth of 10% in the third quarter on an annualized basis and the inclusion of our acquisitions in October 1997 of the security assets of Rollins Protective Services and Republic Security Company Holdings;
- Increased directory revenues, resulting primarily from a revised directory agreement for Illinois and parts of Indiana, as well as price increases and higher revenues from our Internet yellow pages service;
- Higher wireless revenues resulting from strong growth in the number of cellular and paging subscribers compared with the same period last year. We had 3.5 million total cellular subscribers, compared with 3.0 million in the comparable prior year period, and 1.5 million paging customers, compared with 1.4 million last year; and,
- Other miscellaneous revenue increases resulting primarily from increased revenues from capital services, cable TV and voice messaging. A change in reporting classification of certain pay phone revenues from network access to other revenues also contributed to the increase, as previously discussed.

---------------------------------------------------------------------
Operating expenses
------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $3,227     $3,044     $  183      6.0
Nine Months Ended              9,580      8,936        644      7.2

Operating expenses increased for the three and nine months ended
September 30, 1998 due primarily to continued growth in the cellular, cable TV and security services businesses, as well as increased employee-related costs and depreciation expense resulting from overall business growth.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Employee-related expenses
-------------------------

                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,054     $1,004     $   50      5.0
Nine Months Ended              3,108      2,956        152      5.1

Employee-related expenses increased for the three and nine months ended September 30, 1998, due primarily to higher employee levels at emerging and growth businesses, combined with higher wage and bonus rates and overtime expenses at the landline communications subsidiaries. Higher benefit expenses and payroll taxes also contributed to the increases.

During June 1998, the International Brotherhood of Electrical Workers
(IBEW) ratified a new five-year contract effective June 28, 1998.
The contract provides basic wage increases of 11.2% (compounded) over three years and a one-time $500 signing bonus per employee. In addition, the contract addresses benefits, pensions, work rules and other wage-related items. The contract will be re-opened in 2001 to address certain economic wage issues for the final two years of the contract.

The Communications Workers of America (CWA) have reached similar terms under an agreement ratified by union membership on July 17, 1998. The CWA contract is effective August 9, 1998 and expires on March 31, 2001. The contract provides basic wage increases of 11.2% (compounded) over the contract period and a one-time $500 signing bonus per employee, and also addresses benefits, pensions, work-rules and other wage-related items.

The IBEW represents approximately 12,000 employees in Illinois and northwest Indiana, while the CWA represents approximately 28,000 employees in all five states of our region.

We employed 70,728 people as of September 30, 1998, compared with 69,056 as of September 30, 1997. More than 70% of the increase is attributable to expansion of our security services business.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  687     $  621     $   66     10.6
Nine Months Ended              2,022      1,850        172      9.3

Depreciation and amortization expense increased for the three and nine months ended September 30, 1998 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories contributed to the increases, as we used shorter depreciable lives for newer technologies. Amortization of goodwill and other intangibles resulting from our asset acquisitions in security services also contributed to the increase.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other operating expenses
------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,342     $1,271     $   71      5.6
Nine Months Ended              3,893      3,677        216      5.9

Other operating expenses increased for the three and nine months ended September 30, 1998 due primarily to higher access charge expenses resulting from state commission rulings (which we are contesting) requiring local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers (ISPs) who, in turn, are customers of competing local exchange carriers. As of September 30, 1998, we had set aside approximately $107 million in segregated funds pending final resolution of these disputes. In October 1998, we made reciprocal compensation payments, under protest, of approximately $75 million to competing carriers from these segregated funds.

Higher cost of sales due to growth-related customer increases at the cellular and security services operations and increased sales of customer premises equipment also contributed to the increases. A decrease in right-to-use fees for switching system software, combined with decreases in other contract services expenses and material costs, partially offset these increases.

---------------------------------------------------------------------
Restructuring charge
--------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $   --     $   --     $   --    n/a
Nine Months Ended                104         --        104    n/a

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

A significant number of employees whose employment relationship is to be severed (approximately 3,200) are employed by our security services subsidiary. These employees are being displaced due principally to the consolidation of 24 monitoring centers. Staffing requirements at these new locations will require the hiring of a significant number of new employees.

Employee reductions as part of this restructuring program were 616 in the third quarter of 1998 and 1,096 for the first nine months of 1998.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Taxes other than income taxes
-----------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  144     $  148     $  (4)     (2.7)
Nine Months Ended                453        453         --     --

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes decreased for the three months ended September 30, 1998 primarily as a result of property tax decreases in Ohio, resulting from tax reform and lower tax assessments. An increase in property taxes in Michigan, combined with higher transaction taxes in Illinois, partially offset the decrease. Taxes other than income taxes were unchanged for the nine months ended September 30, 1998 compared with the prior year.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
-----------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  140     $  123     $   17     13.8
Nine Months Ended                462        371         91     24.5

Interest expense increased for the three and nine months ended September 30, 1998, due primarily to higher overall debt balances resulting from our $3.1 billion investment in Tele Danmark in January 1998. We funded this investment in part by issuing $2.5 billion in long-term debt. Lower interest on short-term debt, resulting primarily from a reduction in short-term debt balances following the sale of substantially all of our TCNZ shares, partially offset these increases.

---------------------------------------------------------------------
Other (income) expense, net
---------------------------
                                                      Change
                                  September 30       (Income) Percent
                                  ------------
(dollars in millions)            1998      1997      Expense   Change
 -------------------             ----      ----      -------   ------

Three Months Ended            $ (83)     $(127)     $   44    n/m
Nine Months Ended              (1,761)    (178)      (1,583)  n/m

Other income includes earnings related to Ameritech's investments accounted for using the equity method, interest income and other nonoperating items.

Other income decreased for the three months ended September 30, 1998 due primarily to the effects of a one-time pretax gain of $52 million ($37 million after-tax or $0.04 per share) related to the sale in the third quarter of 1997 of our stake in Sky Network Television Limited. Other income increased for the nine months ended

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other (income) expense, net (cont'd.)
-------------------------------------

September 30, 1998 due primarily to the effects of a one-time pretax gain of $1,543 million ($1,012 million after-tax) resulting from the public sale of substantially all of our stake in TCNZ, partially offset by a one-time pretax charge of $54 million ($34 million after-tax), recorded in the first quarter of 1998 for a currency-related fair value adjustment related to our Tele Danmark investment.

Other income for the nine months ended September 30, 1997 includes an $87 million after-tax charge related to our share of the costs of a work force restructuring at Belgacom, the national communications company of Belgium.

After eliminating the effects of the one-time items described above, other income was $83 million for the three months and $272 million for the nine months ended September 30, 1998. Similarly, other income was $75 million for the three months and $213 for the nine months ended September 30, 1997. The increases in 1998 resulted primarily from our investment in Tele Danmark in the first quarter and higher interest income throughout 1998.

---------------------------------------------------------------------
Income taxes
------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  361     $  353     $    8      2.3
Nine Months Ended              1,586      1,036        550     53.1

Income tax expense increased for the three months ended September 30, 1998 due primarily to the increase in pretax earnings discussed above. Income tax expense increased for the nine months ended September 30, 1998 due primarily to the tax impact of the gain resulting from the sale of our TCNZ shares, discussed above. The effective tax rate was 35.9% for the three months and 35.8% for the nine months ended September 30, 1998. The effective rates in the prior year periods were 37.0% and 38.0%, respectively. The higher rates in 1997 resulted primarily from the $87 million restructuring charge at Belgacom in the second quarter, which received no additional tax benefit in the United States.

---------------------------------------------------------------------
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
Cash flows from operating activities
------------------------------------
Cash flows from operations were $3,659 million for the nine months ended September 30, 1998 compared with $3,360 million for the prior year period, an increase of $299 million. The increase was due primarily to solid growth in our business, combined with improved levels of working capital.

---------------------------------------------------------------------
Cash flows from investing activities
------------------------------------
Cash used in investing activities increased by $1,953 million to $3,737 million for the nine months ended September 30, 1998, primarily due to our $3.1 billion investment in Tele Danmark in January 1998. Capital expenditures also increased, due primarily to increased spending at the landline communications subsidiaries to

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Cash flows from investing activities (cont'd.)
----------------------------------------------
meet growing demand for data transport, custom calling, and private line services and to comply with regulatory requirements. Capital spending also increased due to continued enhancement and expansion of the cellular network. The increases in cash used were partially offset by the proceeds from our sale of substantially all of our TCNZ shares in April 1998. This transaction was structured as an installment sale, with approximately half of the proceeds due at the time of sale, and the other half due by March 31, 1999. The initial installment resulted in proceeds of approximately $1.1 billion. Also in 1998, we received proceeds of approximately $473 million from repayment by General Electric Company of the note related to our GEIS investment.

Investing activity for the nine months ended September 30, 1997 consisted primarily of capital expenditures, as well as investments of approximately $100 million in the assets of several security monitoring companies. Other investing activities in 1997 included proceeds from the sale of our New Zealand investment in Sky Network Television Limited and proceeds of approximately $118 million from a share repurchase program at TCNZ.

---------------------------------------------------------------------
Cash flows from financing and other activities
----------------------------------------------
Cash flows received from financing activities were $220 million for the nine months ended September 30, 1998, compared with cash used of $873 million for the same period in 1997. Financing activities in the first nine months of 1998 included issuance of $2.5 billion of long-term debt and $322 million of preferred stock, primarily to finance our acquisition of Tele Danmark. Short-term debt decreased by $1.6 billion, due primarily to the application of proceeds from our sale of TCNZ shares. During the nine months ended September 30, 1998, we also repurchased 2.9 million shares of our stock aggregating $133 million.

On September 16, 1998, our Board of Directors declared a quarterly dividend of $0.30 per common share, a 6.2% increase over the $0.2825 per common share declared in the third quarter of 1997 (as adjusted for the two-for-one stock split effective December 31, 1997), and at the same rate as the dividend declared for the first and second quarters of 1998.

Financing activities for the nine months ended September 30, 1997 included additional short-term borrowings of $440 million, as well as an issuance of $250 million in preferred stock by a subsidiary.
These cash inflows were more than offset by dividend payments and repurchases of our own common stock.

---------------------------------------------------------------------
Company stock repurchase program
--------------------------------
Our Board of Directors has periodically authorized management to repurchase shares of Ameritech stock in the open market. Management has the authority to repurchase approximately $1.9 billion of additional Ameritech stock as of September 30, 1998; however, we have agreed with SBC as part of the Merger Agreement to repurchase shares only in connection with share issuance requirements under certain employee benefit plans.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Debt ratio
----------
Our debt ratio was 43.3% as of September 30, 1998, compared with 47.9% as of December 31, 1997. The decrease resulted primarily from higher overall equity levels due to additional earnings accumulation, partially offset by higher debt levels attributable to our investment in Tele Danmark.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the nine months ended
September 30 was 8.55 in 1998 and 6.93 in 1997.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

OTHER MATTERS
-------------
Regulatory considerations
-------------------------
The Telecommunications Act of 1996

In general, the Telecommunications Act of 1996 (the "1996 Act") includes provisions designed to open local exchange markets to competition and afford the Bell operating companies ("BOCs") or their affiliates, the competitive opportunity to provide interLATA (long distance) services. Under the 1996 Act, the BOCs' ability to provide in-region long distance services is dependent upon their satisfaction of, among other conditions, a 14 point "competitive checklist" of specific requirements for opening the local market to competition.

In late 1997, a U.S. District Court in Texas ruled that certain line-of-business restrictions in the 1996 Act, including the requirement in Section 271 that the BOCs must comply with the competitive checklist before being permitted to provide long distance services, constituted an unconstitutional bill of attainder by virtue of their exclusive applicability to the BOCs. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit reversed that decision, and petitions for certiorari are pending before the U.S. Supreme Court.

In two other cases, similar constitutional challenges have been presented to the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit Court"). In May 1998, the D.C. Circuit Court found that Section 274 of the 1996 Act, covering electronic publishing activities, did not constitute an unconstitutional bill of attainder. The second action pending before the D.C. Circuit Court, in which we have intervened, challenges the constitutionality of the long distance provisions of Section 271 of the 1996 Act. The D.C. Circuit heard oral arguments on this case in September 1998.

Local interconnection and unbundled access

In July 1997, and in an October 1997 rehearing, the U.S. Circuit Court of Appeals for the Eighth Circuit (the "Eighth Circuit Court") vacated several provisions of an August 1996 FCC order regarding the interconnection provisions of the 1996 Act (the "1996 FCC Order"), ruling that such provisions represented improper preemptions of state authority or were inconsistent with statutory requirements of the 1996 Act. The Eighth Circuit Court ruled, among other things, that: the states have exclusive jurisdiction over the pricing for local interconnection, unbundled network elements and local service resale involving incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"); the FCC cannot lawfully allow CLECs to "pick and choose" among isolated, individual provisions from other interconnection agreements; and the FCC cannot require ILECs either to recombine or "rebundle" unbundled network elements for CLECs or to provide them with a preassembled network platform (or existing combinations of two or more network elements) at network element prices. These rulings of the Eighth Circuit Court were appealed by various parties, including the FCC.

The Eighth Circuit Court upheld certain aspects of the 1996 FCC Order. These included, among other things: the classification of operational support services, operator services, directory assistance and vertical services as unbundled network elements; the definition of "technically feasible" interconnection to exclude economic considerations; and the ability of CLECs to provide complete telecommunications services by recombining network elements without providing any of their own facilities. We have appealed these matters, among others.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Local interconnection and unbundled access (cont'd.)

The U.S. Supreme Court agreed to review the Eighth Circuit Court decision and heard oral arguments on the case in October 1998.

In August 1997, the FCC revised its local competition rules and required ILECs to make available a new purported network element known as "shared transport," which would include access to all of an ILEC's transmission facilities. We and other ILECs appealed this matter to the Eighth Circuit Court. On August 10, 1998, the Eighth Circuit Court upheld the FCC's determination that shared transport is a network element and that it should be made available by ILECs to entrants on an unbundled basis. In September 1998, we filed a petition for reconsideration of this decision by the Eighth Circuit Court.

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

A U.S. District Court in Illinois has ruled that our Illinois landline communications subsidiary is required to make reciprocal compensation payments in these circumstances under its applicable interconnection agreements. This order is on appeal to the U.S. Court of Appeals for the Seventh Circuit. Cases involving appeals by other subsidiaries of adverse regulatory determinations are pending in U.S. District Courts in Michigan and Wisconsin. Pending the outcome of such appeals, our Illinois, Michigan and Wisconsin landline communications subsidiaries are currently making reciprocal compensation payments, under protest, to CLECs pursuant to existing interconnection agreements. The Public Utilities Commission of Ohio recently ruled that our Ohio landline communications subsidiary is required to make reciprocal compensation payments, but stayed its order pending rehearing.

On October 30, 1998, the FCC issued a Memorandum Opinion and Order in which it found that a service offering by another ILEC, permitting ISPs to furnish their customers with high speed access to the Internet through a dedicated connection, is an interstate service that is properly tariffed at the federal level. In so ruling, the FCC considered the totality of the communication as an end-to-end transmission between an end user and the Internet website accessed by the end user,

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Reciprocal compensation (cont'd.)

and rejected the argument that such a communication should be separated into two components (consisting of an ILEC-provided intrastate telecommunications service that terminated at the ISP's local server, and an interstate information service provided by the
ISP). The FCC expressly limited its decision only to the high speed, dedicated access connection between an end user subscriber and an ISP as described in the proposed tariff, and made no determination whether ILECs generally should be required to pay reciprocal compensation when they exchange Internet traffic with CLECs. The FCC has indicated its intention to provide separate guidance in the near future on the jurisdictional nature of dial-up access via a LEC's local switch.

We believe that this recent FCC Order is consistent with our view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not required for dial-up access in the circumstances described above. We also believe that our view should ultimately be upheld in pending or future appellate judicial proceedings or through FCC determination. However, there can be no assurance as to that outcome or that our landline communications subsidiaries will not be required to begin or continue to make such reciprocal compensation payments under existing interconnection agreements. In addition to reciprocal compensation now being paid by our Illinois, Michigan and Wisconsin landline communications subsidiaries, we are making periodic accruals of amounts which may become payable in Ohio and Indiana in the event our view is not ultimately upheld.

Universal service, access charge reform and price caps

In May 1997, the FCC issued three closely-related orders that established rules to implement the universal service provisions of the 1996 Act (the "Universal Service Order") and to revise both interstate access charge pricing (the "Access Reform Order") and the price cap plan for ILECs (the "Price Cap Order").

Universal service - The FCC's Universal Service Order provides that all interstate telecommunications providers will be required to contribute to universal service funding, based on retail telecommunications revenues. The Universal Service Order establishes a multi-billion dollar interstate universal service fund to help link eligible schools and libraries and low-income consumers and rural health care providers to the global telecommunications network (including the Internet). The FCC directed the phase-in of these funds during 1998, with a reduced funding rate for the first nine months of 1998.

Access charge reform - In its May 1997 order on interstate access charge pricing (the "Access Reform Order"), the FCC restructured interstate access pricing and adopted changes to its tariff structure requiring ILECs to use rates that reflect the type of costs incurred. The Access Reform Order also continued in place existing rules by which ILECs may not assess interstate access charges on ISPs and purchasers of unbundled network elements. On August 19, 1998, the Eighth Circuit Court affirmed the FCC's approach in the Access Reform Order. We are complying with the Access Reform Order and do not intend to seek any review of the Eighth Circuit Court decision.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Universal service, access charge reform and price cap order (cont'd.)

Access charge reform (cont'd.) - We also have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed complaints before the Illinois and Michigan state commissions. On October 26, 1998, in response to such a complaint, the Michigan Public Service Commission (the "MPSC") ordered us to split the Michigan intrastate primary interexchange carrier charge ("PICC") into two separate per line components, with one-half of the total charge payable by the intraLATA toll carrier and the other half by the interLATA toll carrier; accordingly, the revenues we receive from this charge will decrease to the extent that we are the intraLATA toll carrier. In addition, the MPSC required that these changes be made retroactive to January 1, 1998, when the initial tariffs for this charge were filed. The MPSC did not adjust the overall amount of the PICC, but did require the filing of additional information on that subject for consideration in subsequent proceedings. We intend to appeal the MPSC's order. The MPSC denied our request for a stay of this order.

Price caps - Our interstate services are subject to price cap regulation, which limits prices rather than profits. The Price Cap Order effectively reduced access charges by increasing the price cap productivity offset factor to 6.5% from the previous 5.3% and by applying this factor uniformly to all access providers. The order also required ILECs subject to price cap regulation to set their 1997 price cap index assuming that the 6.5% factor had been in effect since July 1996. Certain parties have sought judicial review of the Price Cap Order, and a decision by the D. C. Circuit Court with respect to these matters is now pending.

We currently cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

Number portability

On May 5, 1998, the FCC entered an order to allow telecommunications carriers, such as our landline communications subsidiaries, to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We are completing implementation of long-term number portability by the end of 1998, in compliance with an FCC-mandated schedule, and plan to file our number portability surcharge in February 1999.

Other recent federal regulatory developments - SecurityLink
-----------------------------------------------------------
On September 25, 1998, the FCC issued a Memorandum Opinion and Order on Remand and Order to Show Cause relating to an asset acquisition by our security services subsidiary ("SecurityLink") in 1996. The FCC found that we had gained "financial control" over the entity from which SecurityLink acquired the security services assets, in violation of the 1996 Act, and required that, within 30 days after issuance of the Order, we show cause why the FCC should not require SecurityLink to divest the assets acquired in this transaction. Previously, the FCC had ruled that the same transaction was permissible under the 1996 Act, and the D.C. Circuit Court had vacated and remanded such decision to the FCC. On October 26, 1998, we filed our response with the FCC, contending that divestiture would not be an appropriate remedy.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other recent federal regulatory developments - SecurityLink (cont'd.)
-----------------------------------------------------------
Previously, on July 8, 1998, the FCC issued both a Memorandum Opinion and Order, finding that three separate asset acquisitions by SecurityLink in 1997 (made after the first FCC ruling on security services described above and before the D.C. Circuit Court decision) violated the same provision of the 1996 Act, and a concurrent Order to Show Cause why the FCC should not require divestiture of the assets acquired in such transactions. We filed our response with the FCC on August 7, 1998, contending that divestiture would not be an appropriate remedy. The FCC's decision on this matter is pending.

Competitive environment
-----------------------
With the passage of the 1996 Act and other regulatory initiatives, our local service markets have been more extensively opened to new competitors, many of which are believed to have initially targeted high-volume business customers in densely populated areas. Interconnection agreements with competitive service providers require our landline communications subsidiaries to provide interconnection or access to unbundled network elements at cost-based rates and telecommunications services at discounted, wholesale rates. These agreements and applicable tariffs may result in some downward pressure on local service revenues, as a portion of our revenue shifts from local service at retail prices to network access and wholesale services at lower rates. We cannot predict with certainty the impact that these and other developments ultimately may have on our future business, results of operations or financial condition.

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

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among our business units and the phases are often conducted in parallel, as of September 30, 1998, the inventory and assessment phases have been substantially completed and the remediation and testing phases are in progress.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Year 2000 readiness (cont'd.)
-----------------------------
We expect that most of our mission critical systems, network elements and products will be remediated and redeployed in January 1999, subject to additional Year 2000 testing and responsive actions. Our ability to meet that target is dependent upon a variety of factors, including the timely provision of necessary upgrades and modifications by our suppliers and contractors. In some instances, upgrades or modifications are not expected to be available until late 1998 or early 1999; accordingly, our testing and redeployment of affected items may be delayed until later in 1999. In addition, we have no method of ensuring that third parties on whom we depend for essential services (such as electric utilities, interexchange carriers, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt our business. However, we have established a supplier compliance program, and we are working with our key suppliers to minimize such risks.

We currently estimate that we will incur expenses of approximately $195 million through 2001 in connection with our anticipated Year 2000 efforts, in addition to approximately $57 million in expenses incurred through September 30, 1998 for matters historically identified as Year 2000-related. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. We also expect to incur certain capital improvement costs (totaling approximately $30 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

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

As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of plans tailored to meet Year 2000-related challenges. This work is being performed through centrally-coordinated, company-wide teams organized by critical business functions (including ordering, provisioning, maintenance, billing and power). Our contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

The above information is based on our current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Year 2000 readiness (cont'd.)
-----------------------------
unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party suppliers and similar uncertainties.

Euro conversion
---------------
On January 1, 1999, eleven of the fifteen member countries of the European Union will comprise the Economic and Monetary Union (EMU) and are scheduled to establish fixed conversion rates between their sovereign currencies and the future European currency unit, the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The sovereign "legacy" currencies of these countries will continue in circulation within the respective countries until at least January 1, 2002, but not later than July 1, 2002. At the time of final conversion, new euro-denominated bills and coins will be used exclusively.

Ameritech has several significant minority investments in Europe, including Belgacom in Belgium, Tele Danmark in Denmark and Matav in Hungary. Of these, only Belgium is among the countries converting to the euro; Tele Danmark, however, has operating subsidiaries in several participating countries. Management at these companies must address several issues related to the conversion, including increased price transparency, the tax treatment of conversion gain or loss, changes to business processes and modification of information systems to process euro-denominated transactions during the transition period.

Management at our European affiliates have informed us that efforts to convert computer systems and business processes are well under way and are scheduled to be complete by the time the conversion takes place. Based on information reported to us, the estimated proportionate share of euro-related costs that will flow through to our earnings is not expected to be material.

Effects of foreign currency fluctuations
----------------------------------------
Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. In the three and nine months ended September 30, 1998, due to fluctuations in the U.S. dollar, we recognized some foreign exchange transaction gains and losses and currency translation adjustments related to these investments. Foreign exchange transaction gains and losses incurred by wholly owned subsidiaries impacted operating income. Transaction gains and losses incurred by other international ventures (primarily equity method investments) impacted other income, net. Translation adjustments resulted in a change in the investment balance and a corresponding change in accumulated comprehensive income on the consolidated balance sheet. While future fluctuations in currency exchange rates could impact results of operations or financial position, foreign operations continue to provide strong financial results and earnings growth.

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

The amounts shown below represent the estimated potential loss that we could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using the variance/co-variance statistical modeling technique and includes substantially all market risk exposures, specifically excluding equity-method investments. The fair value losses shown in the table below are for a one-day time period with a confidence level of 95% (amounts in millions of dollars). They have no impact on our results of operations or financial condition.

                         Sept. 30, 1998     Dec. 31, 1997
                         --------------     -------------
Risk Category
  Interest rates                  $56               $ 25
  Foreign exchange                 --                 --

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

The fair market value at risk increased as of September 30, 1998 due primarily to an increase in fixed-rate debt, and to an increase in the volatility of interest rates, mostly resulting from market activity in the third quarter of 1998. We issued $2.5 billion of fixed-rate debt in the first quarter of 1998, principally to fund our investment in Tele Danmark. Value at risk related to foreign exchange has not changed significantly since December 31, 1997.

New accounting pronouncements
-----------------------------
FAS 131

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS 131 requires

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

New accounting pronouncements (cont'd.)
---------------------------------------
FAS 131 (cont'd)

reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective for 1998, but need not be applied to interim financial statements this year. Comparative information for earlier years must be restated. We will adopt FAS 131 beginning with our 1998 annual report.

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

Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998; however, earlier application is encouraged. We plan to adopt SOP 98-1 in the first quarter of 1999, and estimate that the impact of adoption will be to decrease software-related expenses for Ameritech and all of its subsidiaries by $200 million to $250 million in the year of adoption. We have historically expensed most computer software costs as incurred.

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

FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and is to be adopted as of the beginning of the fiscal year. At the time of adoption, all derivative instruments are to be measured at fair value and recorded on the balance sheet. Any differences between fair value and carrying amount at that time will be recorded as a cumulative effect of a change in

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

FAS 133 (cont'd.)

accounting principle, in either net income or other comprehensive income, as appropriate. Adoption of this statement may or may not have a material impact on our results of operations or financial position in a given year, depending upon the nature and magnitude of derivative activity that we engage in and the changes in market conditions with respect to foreign currencies, interest rates or other underlying values. We have not yet quantified the impacts of the initial adoption of FAS 133 on our results of operations or financial condition, nor have we determined when we will implement the new standard.

Private Securities Litigation Reform Act safe harbor statement
--------------------------------------------------------------
Some of the information presented in, or in connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- changes in economic and market conditions that impact the demand for our products and services, or for products and services by companies in which we have substantial investments;
- the effects of vigorous competition in the local exchange, intraLATA toll, cellular, data, cable TV, directory advertising or security services markets;
- federal regulatory developments that impact the telecommunications, security services and cable TV industries, and pending regulatory issues in state jurisdictions, as well as the outcome of any related judicial reviews;
- the timing of and costs associated with entry into the interLATA long distance market;
- the timing of, and potential regulatory or other considerations relating to, the consummation of our proposed merger with SBC;
- the potential impact of issues related to year 2000 software compliance;
- risks inherent in international operations, including possible economic, political or monetary instability, as well as the potential impact of year 2000 compliance and Euro currency conversion issues; and,
- the impact of new technologies and the potential effect of delays in development or deployment of such technologies.

The words "expect," "believe," "anticipate," "estimate," "project," and "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis and elsewhere in this report.

You should not place undue reliance on these forward-looking statements, which are applicable only as of November 12, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 12, 1998 or to reflect the occurrence of unanticipated events.

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

               AMERITECH CORPORATION AND SUBSIDIARIES



Part II - Other Information
---------------------------

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

   (a)     Exhibits
           --------
       12 Computation of ratio of earnings to fixed charges for the nine months ended September 30, 1998 and 1997.

       27   Financial Data Schedule.

   (b)     Reports on Form 8-K
           -------------------
       We filed a Current Report on Form 8-K, dated July 16, 1998, to report our earnings for the second quarter of 1998.

                             SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                            Ameritech Corporation




Date:   November 12, 1998                   By:  /s/ Barbara A. Klein
                                            ------------------------------
                                            Barbara A. Klein
                                            Vice President and Comptroller

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

Voice-grade equivalent line -
---------------------
a channel or other portion of a high capacity access line that can be used to transmit voice or data traffic. For example, one DS1 circuit is capable of handling 24 voice-grade and/or data lines.