Form 10-K405
period 1998-12-31
AMERITECH CORP /DE/
filed 1999-03-31
CIK 732715

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-K


-------------------------------------------
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998
-------------------------------------------

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

                                 Common Stock (Par Value $1.00 Per Share)
                                 Ameritech's Common Stock is listed on the New York, Chicago, Boston, Pacific and Philadelphia Stock Exchanges. It is also listed on the London, Tokyo and Amsterdam Stock Exchanges and on the Swiss stock exchanges of Basel, Geneva and Zurich.

We have no securities registered under Section 12(g) of the Act. We are and for the past 90 days have been subject to certain filing requirements under Sections 13 and 15(d) of the Securities Exchange Act of 1934 and have filed all required reports during the preceding 12 months.

Disclosure of delinquent filers under Item 405 of Regulation S-K is contained in Ameritech's 1999 Annual Meeting definitive Proxy Statement, which is incorporated by reference in Part III of this report.

Based on the composite closing sales price of $66.25 per share on February 22, 1999, the aggregate market value of the voting stock held by nonaffiliates of Ameritech Corporation, was approximately $72,821,461,900. As of that date, 1,099,191,878 shares of Ameritech Common Stock were issued and outstanding.



                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Ameritech's Annual Report to shareowners for the year ended
                  December 31, 1998 (Parts I, II and IV)

  Portions of Ameritech's definitive Proxy Statement dated March 3, 1999 relating to its 1999 Annual Meeting of shareowners (Part III)

         These documents are available on Ameritech's Web site at
                        www.ameritech.com/investor



                            TABLE OF CONTENTS


                                 PART I

 Item                                                        Page
 ----                                                        ----
  1.   Business.........................................       1

  2.   Properties.......................................      14

  3.   Legal Proceedings................................      15

  4.   Submission of Matters to a Vote of Security
        Holders.........................................      16

       Executive Officers of the Company................      16

                                 PART II

  5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.............................      18

  6.   Selected Financial Data..........................      18

  7.   Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations..........................      18

  7A.  Quantitative and Qualitative Disclosures about
        Market Risk.....................................      18

  8.   Financial Statements and Supplementary Data......      18

  9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.........      18


                                PART III


  10.  Directors and Executive Officers
       of the Registrant................................      19

  11.  Executive Compensation...........................      19

  12.  Security Ownership of Certain Beneficial Owners
        and Management..................................      19

  13.  Certain Relationships and Related Transactions...      19

                                 PART IV

  14.  Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.........................      20

       Glossary.........................................      22

       Report of Independent Public Accountants.........     F-1

       Schedule II - Valuation and Qualifying Accounts..     F-2

       Exhibit Index....................................     I-1







                                    i



 When reading this annual report, you should be familiar with the terminology unique to our business. We have defined a number of terms in the Glossary beginning on page 22.

                              PART I

Item 1.  Business.

General

   Ameritech Corporation is a holding company incorporated in 1983 under the laws of the State of Delaware. We provide a wide range of communications services, including local and long-distance telephone, cellular, paging, security, cable TV, Internet access and directory publishing services. We operate our business within the framework of customer focused business units (15 at December 31, 1998) centered around specific business segments. Our business units provide a complete menu of communication options to consumers and businesses as well as other companies in the communications industry. In the last five years, we have expanded our communications service offerings to include new services, including cable TV and security services, and, through our European investments, extended our reach to new markets. The products and services of all of our companies are marketed under the Ameritechr brand identity in all 50 states and 40 countries.

   Our executive offices are located at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 1-800-257-0902). Our Internet site (www.ameritech.com) offers additional information about our company and industry.

Proposed Merger with SBC Communications Inc.

   On May 11, 1998, Ameritech and SBC Communications Inc. (SBC) jointly announced their signing of a definitive merger agreement
(Merger Agreement). The Merger Agreement provides that a wholly owned subsidiary of SBC will be merged into Ameritech (the Merger) and Ameritech will become a wholly owned subsidiary of SBC. The Merger is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. In the Merger, each share of Ameritech common stock (other than shares owned by Ameritech, SBC or their respective subsidiaries) will be converted into and exchanged for 1.316 shares of SBC common stock.

   The Merger has been approved by the Board of Directors and the shareowners of each company, but remains subject to various regulatory approvals, principally by the Federal Communications Commission (FCC), the Illinois Commerce Commission (ICC) and the Public Utility Commission of Ohio (PUCO).

   On March 23, 1999, the Department of Justice entered into a consent decree with Ameritech and SBC that would provide a basis for Department of Justice clearance of both the SBC-Ameritech merger and SBC's proposed acquisition of Comcast Cellular Corporation. The consent decree requires the parties to divest certain "overlapping" cellular properties in 17 markets in Illinois, Indiana and Missouri, including, as previously undertaken by Ameritech and SBC, those in Chicago and St. Louis. Under the proposed consent decree, Ameritech is obligated to divest its cellular  telephone  interests in St. Louis and  other  markets  in
Missouri, as well as its interests in three other markets in Illinois where there is an overlap with Comcast. In the remaining markets in Illinois (including Chicago) and Indiana where SBC and Ameritech have overlapping cellular properties, the proposed consent decree allows Ameritech and SBC to choose which of their two cellular properties to divest. If Ameritech and SBC consummate their merger before they have completed these divestitures, the remaining properties to be divested will be transferred to and controlled by a trustee appointed by the Department of Justice. The divestitures, whether made by SBC, Ameritech or the trustee, must be completed within 180 days from the earlier of the time of consummation of the merger or the time the parties receive the final approvals needed for the merger from the FCC. After a required 60-day comment period on the proposed consent decree (which is expected to begin shortly), the Department of Justice is expected to reply to any public comments and seek final approval and entry of the decree by the U.S. District Court in Washington, D.C.

   On March 29, 1999, the hearing examiners of the ICC issued their proposed order approving the Merger subject to certain conditions. The more significant conditions are to return to customers 100% of the net Merger-related savings, which may be reduced to 50% if certain performance requirements are met. Further, SBC must ensure certain employment levels will not be reduced due to the Merger, and that capital investments and charitable contributions in Illinois are continued generally at historical levels. The proposed order is subject to normal due process proceedings before it goes to the commissioners of the ICC for a vote. Under Illinois law, such vote must occur on or before June 24, 1999.

   In February 1999, the PUCO staff, Ameritech, SBC, the Ohio Consumers' Counsel and certain consumer groups and new competitors of Ameritech in Ohio signed a proposed merger settlement agreement. The proposed settlement, which requires formal PUCO approval, among other things would guarantee Ameritech Ohio workforce levels for two years, extend the Advantage Ohio price cap plan for basic residential phone rates, provide for certain discounts for resold local residential service and residential unbundled local loops to foster facilities-based residential competition, set various competitive and service quality benchmarks and establish monetary penalties if those benchmarks are not met, and provide financing for consumer education and community technology funds.

   More detailed information relating to the terms and conditions of the Merger is contained in the Joint Proxy Statement/Prospectus of Ameritech and SBC dated October 15, 1998.

Pending Investment in Bell Canada

   On March 24, 1999, Ameritech and BCE Inc., a publicly traded Canadian communications company, announced their binding agreement to enter into a strategic partnership arrangement providing for a number of joint development and operational cooperation projects. Under the terms of this arrangement, Ameritech will invest approximately Cdn $5.1 billion (US $3.4 billion) for a 20% minority interest in Bell Canada, a wholly owned subsidiary of BCE. Following the investment, BCE will retain 80% and we will own the remaining 20% of Bell Canada through a holding company. The agreement has been approved by the Boards of Directors of both companies and is expected to close by the end of May 1999, pending regulatory approvals.

   As part of the agreement, Bell Canada will be reorganized to hold certain telecommunications assets previously held by BCE. Bell Canada will acquire from BCE all of its interests in BCE Mobile Communications (65%), a wireless company; Teleglobe Inc. (21.5%), a provider of international telecommunications services; and BCE's equity investments in six regional Canadian telecommunications companies. Bell Canada will continue to hold its investments in BCE Nexxia Inc., an IP-based broadband service provider; Bell ActiMedia Inc., a yellow pages directory company; and Manitoba Telecom Services Inc., a regional telecom company. After giving effect to these transactions, Bell Canada's pro forma 1998 revenues would have been Cdn $12.7 billion (US $8.3 billion), its asset base would have been Cdn $20.0 billion (US $13.2 billion) and debt would have been Cdn $11.1 billion (US $7.3 billion).

   We and BCE have entered into a shareholders agreement that provides us with the right to nominate two of ten Directors to the Board of Directors of Bell Canada, nominate one Director to the BCE Mobile Board of Directors, appoint the CFO of Bell Canada and participate in an exchange of approximately 15 other professionals. This agreement also provides for other minority or protective rights between the parties. The shareholders agreement with BCE also provides that at any time during the periods July 1, 2002 through December 31, 2002, and July 1, 2004 through December 31, 2004, we have the option to sell all of our shares acquired in this transaction to BCE. The selling price would be fair market value plus 25%. Similarly, BCE has the right to purchase our Bell Canada shares during the same time frames and at the same price.

   The shareholders agreement also provides that Ameritech has the right to sell its shares acquired in this transaction to BCE upon a change in control of BCE. During the first five years we own our shares, the price would be the highest of the following:
(a) our original purchase price plus 15%, compounded annually, adjusted downward for any returns of capital or cash dividends already received by Ameritech; (b) fair market value plus 25%; or
(c) the implied value in the transaction that gave rise to the change in control at BCE. After the fifth year, the price would be the higher of fair market value or the implied value in the transaction that gave rise to the change in control at BCE. Similarly, BCE may call our Bell Canada shares at any time, if there is a change in control of Ameritech (specifically excluding the pending SBC merger). BCE's price would be fair market value. The shareholders agreement also provides for rights of first refusal and rights of first offer.

   We will account for this investment using the equity method of accounting. We intend to fund our investment with available cash and additional debt borrowings, either through existing lending arrangements, new debt financing or a combination.

   As  a  result  of  this pending transaction  with  BCE,  Moody's
Investor Services advised us that they had placed us on "credit watch with negative implications." We anticipate meeting with Moody's to discuss their preliminary view, and believe a downgrade is unwarranted. Standard & Poor's has reaffirmed our prior credit rating. S&P previously had advised us that our credit rating may be downgraded in the event our merger with SBC is completed.

Ameritech's Full-Service Businesses

   Ameritech has 15 business units which have been classified into three reportable segments: communications; information and entertainment; and international. The largest segment, communications, encompasses the array of communications services provided to business and residential customers, primarily in our Midwest region, including landline and cellular telephone and paging services, data services, call management services, payphone services and network access and interconnection services. The information and entertainment segment provides printed and online directories for business and residential users, security and alarm monitoring services for homes and businesses and cable TV service. The international segment manages our investments in foreign communications ventures, primarily in Belgium, Denmark, Hungary and Norway. In addition to these three reportable segments, Ameritech engages in other business activities, including lease financing services. In the next three sections of this report, we will provide information about the businesses included within these segments.

Our Communications Segment

Landline Communications Services

   Our five landline communications subsidiaries (Illinois Bell Telephone Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company and Wisconsin Bell, Inc.) are responsible for providing telephone and other communications services, subject to regulation by the FCC and the state regulatory commissions, in their respective service areas. In this report, we refer to these companies collectively as the "landline communications subsidiaries" and individually as Ameritech Illinois, Ameritech Indiana, etc. Their businesses are managed exclusively as part of our communications segment.

   The Ameritech landline communications subsidiaries furnish a wide variety of advanced communications services, including local exchange, toll service and network access, and communications products to more than 12 million business, residential and communications company customers in an operating area comprised of 37 local access and transport areas (LATAs) in our region. These LATAs are generally centered on a city or other identifiable community of interest. Each LATA marks the boundary within which each company may provide telephone service. The landline
communications   subsidiaries   provide   two   basic   types    of
communications services:

- Transport of communications traffic between a customer's equipment and the telephone exchange offices located within the same LATA (intraLATA service), through local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport).

- Provision of exchange access service, linking a subscriber's telephone or other equipment to the transmission facilities of long-distance carriers, and in turn providing communications service between LATAs (interLATA, or long-distance, service).

   The Ameritech landline communications subsidiaries also provide public telephone and local and toll operator services (including collect calls, third number billing, person-to-person and calling card calls). They offer call management services (including voice mail, Caller ID, call waiting and call forwarding), as well as digital network services (such as online database access and fax messaging, document sharing functions and video conferencing for desktop computers). They provide billing and collection services for several companies, including billing for long-distance services offered by certain long-distance carriers. They market local phone services on a wholesale basis to certain other companies that resell their network services. At year end, they served more than 5,000 network and information providers, including cellular, personal communications services (PCS) and competing local service companies, who buy services to use in their product offerings. A national directory assistance service is offered in Chicago, Detroit and Grand Rapids, with plans to expand across the region.

   Demand for additional lines and call management services remained strong in 1998 as customers continued to seek ways to simplify their communications and increase efficiency. The Ameritech landline communications subsidiaries now serve more than 21 million customer access lines in their upper Midwest market region, a 2.3% increase over lines served in 1997 (2.7% including access lines sold in November 1998, described in the following paragraph). Revenues from call management services increased by 20%, while pay-per-use revenues, from services such as automatic call back and three-way calling, grew at a 61% annual rate. Demand for speed and access drove record growth in data services. Sales of ISDN lines, which carry voice, data and video simultaneously at many times the capacity of conventional phone lines, were up more than 58% and sales of high capacity circuits increased 33%. The proliferation of fax machines, Internet usage and computer communications resulted in data traffic exceeding voice traffic for the first time in our history.

   In November 1998, we completed the sale to Century Telephone Enterprises, Inc. (Century Telephone) of Ameritech telephone operations and related directory publishing business in 19 telephone exchanges covering 21 communities in northern and central Wisconsin. The operations acquired by Century Telephone include the telephone property and equipment that serves nearly 89,000 customer access lines, as well as directory publishing operations for nine telephone directories. The properties sold were remote from Ameritech's other properties in Wisconsin and generally adjacent to areas where Century Telephone already provided service.

Cellular and Other Wireless Services

   Ameritech provides wireless transport of voice, data and video, plus certain call management services, to about 3.6 million cellular customers in Illinois, Indiana, Hawaii, Kentucky,
Michigan, Missouri, Ohio and Wisconsin. In 1998, we added approximately 400,000 cellular customers to our base, a 12.6% increase over the prior year. We offer long-distance service to our cellular customers in Illinois, Indiana, Michigan, Ohio, Wisconsin and Missouri and are currently serving more than 2.4 million customers with cellular long-distance service. ClearPathSM, our digital cellular service, was expanded to the largest markets across our region in 1998 and early 1999, offering customers enhanced call clarity, longer battery life and improved call security.

   We currently provide local and nationwide paging services to customers using more than 1.5 million paging units in Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio and Wisconsin, a 3% increase over 1997. Ameritech paging offers features such as fax notification, voice mail and numeric and alphanumeric paging. In 1995, we acquired broadband PCS licenses in the Cleveland and Indianapolis major trading areas. These licenses cover almost 8 million potential customers and provide an effective complement to our existing cellular and landline networks. We began to provide ClearPathSM digital PCS service in these markets beginning in mid-1998.

Long-Distance Services

   Under  the  Telecommunications Act of 1996 (the 1996  Act),  the
regional holding companies (RHCs) or their affiliates must open their respective local markets to competition by implementing a 14-point "competitive checklist" before they can offer long-distance service to their local landline customers. In considering an application to offer long-distance services, the FCC must determine whether or not an RHC has satisfied the statutory criteria, including the competitive checklist and various structural and accounting rules, and whether its entry into long-distance is consistent with the public interest. An RHC is restricted from providing long-distance service until the FCC determines that these criteria have been met. The FCC gives substantial weight to Department of Justice recommendations in reviewing RHC applications to enter the market. To date, the FCC has not approved any RHC application filed for this purpose.

   Ameritech Communications, Inc., a subsidiary of Ameritech, is certified to provide long-distance service in 44 states outside our five-state region. With passage of the 1996 Act, Ameritech's cellular services unit and other cellular service providers were allowed to provide long-distance service to their cellular customers, regardless of location. More than 2.4 million of our cellular customers use Ameritech's cellular long-distance service.

   Ameritech Global Gateway Services, Inc., an Ameritech subsidiary, began offering wholesale international switching and transport capabilities in 1997 in more than 200 countries to the hundreds of long-distance companies, wireless communications companies, independent phone companies and emerging local and
Internet service providers that either do not have their own international facilities or may require more capacity. Ameritech Global Gateway Services also would be able to carry international calls from our landline communications subsidiaries if and when we receive FCC approval to offer domestic long-distance services in our region.

Managed Services

   We  formed  an  alliance  with IBM Corporation  that  joins  our companies as leaders in the $35 billion desktop computing and communications market. Together we provide voice, data and video desktop managed services for businesses. We offer customers a single point of contact for managing every aspect of desktop-based communications and computing systems, including personal computers, software, telephones, videoconferencing, PBXs and local area networks. Ameritech GlobalDeskr targets major corporate clients interested in improving their information and telecommunications systems in multiple locations, including employees working in remote locations or from their homes. We operate a 24-hour customer service facility seven days a week to provide technical and consulting support as part of these services. Through GlobalDeskr, we now support more than 700,000 users serving major customers nationwide including United Airlines and ComEd.

Our Information and Entertainment Segment

Directories and Electronic Advertising Services

   Ameritech provides directories and electronic advertising services to local, regional and national businesses throughout our five-state region. In 1998, we printed approximately 40 million directories and created several specialty directories including golf, Internet and dining and entertainment guides. Ameritech also publishes commercial products including the Ameritech Industrial Purchasing GuideT, the Ameritech Business Searchr and Ameritech Business SolutionsT directories.

   In order to complement our other product lines and leverage our present content investments, we offer online Yellow Pages. The service links Internet users to millions of businesses in the United States and other World Wide Web information and shopping sources. The Ameritechr Internet Yellow Pages, located at
yp.ameritech.net, provides comprehensive coverage of over 10 million U.S. businesses and includes theme-oriented specialty guides such as Auto (with information from Kelly Blue Book) and Home (including real estate listings from Cyberhomes and useful home repairs and decorating information). In addition to offering simple listings in the familiar white and yellow pages directory format, we offer advertising opportunities ranging from links to custom designed Web sites.

   We own Wer Liefert Was (WLW), a leading Germany-based publisher of business-to-business directories for Germany, Austria, Switzerland, Belgium, Luxembourg, the Netherlands, Croatia, Slovenia, Slovakia and the Czech Republic. WLW publishes product and company information on approximately 232,000 European companies and has a current annual circulation of over 90,000, more than three quarters of which is distributed on CD-ROM. WLW provides electronic commerce services in ten countries using the Internet.

Internet Access

   Ameritech.netr provides easy-to-use Internet access service designed for consumers and businesses. In addition to affordable pricing plans, users have access to Internet Web sites worldwide, personal Web pages, free parental control software and up to five e-mail addresses at no additional charge. We offer Ameritech.netr in various cities in our five-state region including the Chicago, Cleveland, Detroit, Indianapolis, and Milwaukee metropolitan areas, making Internet access available to nearly eight out of ten Ameritech customers.

Cable TV

   We currently offer enhanced cable TV service in the Chicago, Cleveland, Columbus and Detroit metropolitan areas. As of the date of this report, we have signed approximately 100 cable TV franchise agreements. We now serve over 200,000 customers in more than 80 Midwestern communities. Ameritech, several other telecommunications companies and The Walt Disney Company are partners in a venture called americastr, designed to develop, acquire, package and market traditional and interactive video programming to millions of consumers nationwide. Customers who choose americastr service receive up to 90 channels of video programming and an on-screen programming guide featuring simplified VCR programming, a favorite channel guide, parental control and access to an in-home movie service called express cinemaT, offering pay-per-view movies.

Security Services

   SecurityLinkr from Ameritech offers a full array of security products and services for homes and businesses, including burglar and fire alarm systems, personal emergency response service, closed circuit TV and electronic access control. SecurityLinkr is North America's second largest security monitoring provider in an estimated $15 billion market, currently serving more than 1.2 million residential, commercial and government customers. We now have a presence in 92 of the 100 largest metropolitan areas of the United States, covering 72% of the country's population, as well as in Puerto Rico, Mexico and Canada. Ameritech began its security services business in December 1994 with the acquisition of SecurityLinkr, which had 44,000 customers at that time. Since that acquisition, we have invested over $1.3 billion in that business primarily through asset acquisitions.

Our International Segment

   Ameritech's has direct or indirect interests in 15 countries and is the largest U.S. investor in European communications. Our existing international investments are currently focused in Europe. We expect to continue to pursue other opportunities in North America and Europe, concentrating on expanding markets in countries that combine substantial growth potential with a high degree of economic and political stability. Including our January 1998 investment in Tele Danmark A/S, Ameritech's investments had an estimated market value of more than $10 billion at December 31, 1998. Such estimated value was based on the per share market price of publicly traded shares of Tele Danmark, MATAV and Netcom and, for Belgacom (which has no publicly traded shares), comparable European valuation multiples.

Belgium

   Ameritech and our consortium partners, Tele Danmark A/S, Singapore Telecommunications Limited and several Belgian investors, have a 49.9% stake in Belgacom S.A., the national communications provider in Belgium. As a result of our 35% interest in the consortium, we hold an approximate 17.5% interest in Belgacom. With approximately 5.1 million telephone lines and more than 1.2 million cellular customers, Belgacom provides local, long-distance, cellular and other communications services and offers directories and security services. Belgacom's operating results and asset base have been strengthened through the introduction of new services, such as 800 service and call management features.

Denmark

   In January 1998, we purchased a 34% interest in Tele Danmark A/S, the national communications provider in Denmark, from the Kingdom of Denmark. As part of our investment agreement, Tele Danmark agreed to repurchase and retire the remaining shares owned by the Danish government. When this repurchase was completed in April 1998, our equity ownership of Tele Danmark increased to 41.6%. Tele Danmark serves approximately 3.5 million phone lines, 995,000 cellular customers and 812,000 cable TV customers. In addition to its 16.5% effective investment in Belgacom, Tele Danmark has investments in wireless services in Poland, the Ukraine, Lithuania and Austria; in competitive communications providers in Sweden, Germany, Switzerland, and the Czech Republic; and in local telephone operations in Hungary. In 1998, Belgacom and Tele Danmark partnered to launch a nationwide cellular network in the Netherlands.

Hungary

   Since 1993, Ameritech and our partner, Deutsche Telekom AG, have had an interest in MATAV, the national communications provider in Hungary. MATAV provides local, long-distance and international telephone service and is the controlling shareowner in cellular ventures using both analog and GSM digital technology. MATAV has approximately 2.7 million access lines in a country of 10.5 million people and serves approximately 640,000 cellular subscribers. After MATAV's initial public offering in November 1997, MagyarCom, the alliance formed by Ameritech and Deutsche Telekom, owns 59.6% of MATAV, with each of the partners holding an equal 29.8% interest in the company. The Hungarian government currently owns approximately 6% of MATAV.

New Zealand

   Beginning in 1990, Ameritech had an investment in Telecom Corporation of New Zealand Limited (TCNZ), New Zealand's principal supplier of domestic and international communications services. In April 1998, we sold substantially all of our remaining 24.95% stake in TCNZ in a global stock offering. We received the first of two installment payments for such shares in April 1998, with the final installment due by March 31, 1999. With proceeds of $2.1 billion, the sale of this investment enabled us to focus our resources on European expansion and new investment opportunities in our home region.

Norway

   In 1993 Ameritech invested in NetCom GSM, Norway's first privately held cellular services operator. Netcom began providing GSM digital cellular service to Norway in September 1993. With approximately 530,000 customers, NetCom has constructed a mobile infrastructure network covering over 92% of the population of Norway. We have a 19.7% interest in NetCom.

Our Other Activities

Capital Services

   Ameritech provides a comprehensive and competitive set of leasing and financing options for communications, data and other capital equipment. Customers are businesses ranging from sole proprietorships to multi-million dollar corporations and government units. Serving approximately 7,000 communications and information systems customers nationwide, we have financed almost $4 billion worth of customer and Ameritech owned equipment since 1984.

Additional Information

   For the most part, demand for our services is not seasonal. Further, no single customer accounts for a significant portion of consolidated or reportable segment revenues.

   For additional information about our segments, geographic areas and significant products and services, you should refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations," and "- Financial Condition, Liquidity and Capital Resources" on pages 23 through 30 and the portions of "Management's Discussion and Analysis of Results of Operations and Financial Condition - Other Matters" on pages 33 through 36, as well as Notes 2 and 14 to the Notes to Consolidated Financial Statements on Pages 42 through 44 and 51 through 53, of Ameritech's 1998 Annual Report to shareowners, all of which are incorporated herein by reference.

Regulatory Environment

The Telecommunications Act of 1996

   The 1996 Act was intended to stimulate competition in the market for communications services and to remove barriers that prevented the telecommunications, cable TV and broadcast industries from entering each others' businesses. The 1996 Act addresses various aspects of competition within, and regulation of, the communications industry. In general, it includes provisions designed to open local exchange markets to competition and afford the RHCs and their affiliates the competitive opportunity to provide interLATA (long-distance) services. Under the 1996 Act, the RHCs' ability to provide in-region long-distance services is dependent upon their satisfaction of, among other conditions, a 14-point "competitive checklist" of specific requirements for opening the local market to competition.

FCC Oversight

   The FCC develops and implements policies concerning interstate communications by radio, television, wire, satellite and cable. In addition to developing regulations to carry out the intent of the 1996 Act, the FCC prescribes for certain communications companies a uniform system of accounts and rules for apportioning costs between regulated and nonregulated services. The FCC, in consultation with representatives of state regulatory commissions, is also responsible for the principles and standard procedures used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under FCC jurisdiction and those applicable to intrastate services under the respective state regulatory commission's jurisdiction.

Local Interconnection and Unbundled Access

   In January 1999, the U.S. Supreme Court issued its opinion on various cross-appeals of the 1997 decision of the U.S. Court of Appeals for the Eighth Circuit (the Eighth Circuit Court) relating to the FCC's 1996 order on the local interconnection provisions of the 1996 Act (the Interconnection Order).

   The Supreme Court reversed portions of the Eighth Circuit Court's earlier decision that had vacated several provisions of the Interconnection Order. The Supreme Court decided that the FCC has rulemaking authority to implement the local competition provisions of the 1996 Act, including pricing methodology. This overturned the Eighth Circuit Court's ruling that the states were vested with exclusive jurisdiction over the pricing for local interconnection, unbundled network elements and local service resale provided by incumbent local exchange carriers (ILECs) to competitive local exchange carriers (CLECs). The Supreme Court also reinstated the FCC's "pick and choose" rules allowing CLECs to select among individual provisions from other existing interconnection agreements.

   The Supreme Court upheld the FCC's determination that the definition of a network element could include items beyond physical facilities and equipment, such as operational support systems, operator services, directory assistance and vertical services such as call forwarding and caller notification. It further ruled that the FCC could bar ILECs from separating already combined unbundled network elements. However, the Supreme Court overturned the FCC's rule identifying and requiring ILECs to offer specific network elements, finding that the FCC had not adequately considered, as required by the 1996 Act, whether those specific unbundled network elements were "necessary" or whether the failure to provide access to them might "impair" the ability of CLECs to provide competitive services. We believe that this ruling supports our view that the objectives of the 1996 Act, including development and deployment of advanced technologies desired by customers, will best be served by encouraging infrastructure investments, rather than through unlimited blanket access to all ILEC network elements.

   Since the Eighth Circuit Court's 1997 opinion, local interconnection matters and unbundled network element pricing have been resolved primarily through negotiated interconnection agreements or state commission arbitration proceedings. The substantive validity of the FCC's pricing rules, including its total element long-run incremental cost (TELRIC) pricing methodology, was not before the Supreme Court, and will be addressed by the Eighth Circuit Court on remand. Pending judicial resolution of the appropriate pricing methodologies and a determination by the FCC of which unbundled network elements must be made available, our landline communications subsidiaries expect to continue to negotiate and enter into interconnection agreements and pursue, through appropriate state or federal proceedings, timely recovery of their costs.

   In February 1999, we sought review by the U.S. Supreme Court of the separate Eighth Circuit Court decision last year regarding shared transport. In 1998, the Eighth Circuit Court upheld the FCC's determination that "shared transport," which would include access to all of an ILEC's transport facilities, is a network element that should be made available to competitors on an unbundled basis.

   The outcome of future regulatory and judicial developments in this area is subject to continuing uncertainty. We believe that the pricing rules and methodologies generally adopted by our in-region state commissions with respect to our existing interconnection agreements should not differ materially from those that may be applied under proposed FCC pricing methodologies. We further expect that future judicial or regulatory decisions will define reasonable limiting standards, consistent with the purposes of the 1996 Act, as to which of our existing network elements must be made available to competitors. We can give no assurance, however, that future regulatory and judicial determinations may not have a material adverse effect on future revenues and margins in our communications segment.

Reciprocal Compensation

   A  number  of  CLECs  are  engaged in  regulatory  and  judicial proceedings with various ILECs, including our landline communications subsidiaries, with respect to the payment of reciprocal compensation to the CLECs for calls originating on the ILECs' networks for dial-up connections to access the Internet via Internet service providers (ISPs) served by the CLECs' networks. The CLECs have asserted that reciprocal compensation for such calls is provided for by interconnection agreements between the CLECs and the ILECs. Together with other ILECs, we have maintained that we are not required to make such reciprocal compensation payments pursuant to those agreements because such traffic is interstate access service, not local.

   On February 26, 1999, the FCC ruled that a substantial portion of Internet traffic is interstate and therefore under federal law it is not subject to reciprocal compensation obligations. As a result, the FCC issued a notice of proposed rulemaking to develop a federal inter-carrier compensation rule for Internet traffic. During the interim, the FCC concluded that state commissions may determine in arbitrations whether reciprocal compensation should be paid for this traffic. In finding that dial-up calls to ISPs are largely interstate, the FCC concluded that dial-up traffic to the Internet does not terminate at the ISP's local server, but continues to the ultimate Internet Web site, which is often in another state. This echoed an earlier FCC opinion and order in response to a federal tariff application for a high-speed dedicated Internet connection. The FCC noted, however, that carriers remain bound by their existing interconnection agreements, and thus may be subject to reciprocal compensation obligations to the extent provided by such interconnection agreements. A number of CLECs have filed petitions seeking federal appellate court review of the FCC's ruling on the interstate nature of dial-up calls to ISPs. Various ILECs have challenged the FCC's order with respect to the ability of state commissions to impose reciprocal compensation on Internet traffic.

   We believe that this FCC ruling confirms our view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not payable in connection with dial-up access to the Internet via ISPs. We therefore intend to continue to pursue judicial appeals of the contrary state commission determinations that preceded this FCC ruling. Cases that involve appeals by our landline communications subsidiaries of adverse decisions are currently pending before the U.S. Court of Appeals for the Seventh Circuit and U.S. District Courts in Michigan and Wisconsin. In Ohio, the PUCO has ruled that our Ohio landline communications subsidiary is required to make reciprocal compensation payments, but has stayed its order pending rehearing. We have filed a petition for rehearing of a similar adverse determination by the Indiana Utilities Regulatory Commission
(IURC).

   We believe that our view, that reciprocal compensation is not payable in these circumstances, ultimately should be upheld. However, there can be no assurance as to that outcome or that our landline communications subsidiaries will not be required to begin or continue to make such reciprocal compensation payments under existing interconnection agreements. Pending the outcome of our current judicial appeals, our Illinois, Michigan and Wisconsin landline communications subsidiaries are making reciprocal compensation payments, under protest, pursuant to existing interconnection agreements with CLECs providing services to ISPs. In addition to such payments, we are making periodic accruals of amounts which may become payable in Indiana and Ohio in the event our view is not ultimately upheld.

Universal Service, Access Charge Reform and Price Caps

   In May 1997, the FCC issued three closely related orders that established rules to implement the universal service provisions of the 1996 Act (the Universal Service Order) and to revise both interstate access charge pricing (the Access Reform Order) and the price cap plan for ILECs (the Price Cap Order).

   The FCC's Universal Service Order provides that all interstate telecommunications providers will be required to contribute to universal service funding, based on retail telecommunications revenues. The Universal Service Order establishes a multi-billion dollar interstate universal service fund to help link eligible schools and libraries and low-income consumers and rural health care providers to the global telecommunications network (including the Internet). The FCC directed the phase-in of these funds through 1999.

   In its Access Reform Order, the FCC restructured interstate access pricing and adopted changes to its tariff structure that require ILECs to use rates that reflect the type of costs incurred. In addition to the changes introduced in connection with the Access Reform Order, we have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed complaints before the Illinois, Michigan and Wisconsin state commissions seeking lower access charges. The state commissions in Illinois (the ICC) and Michigan (the Michigan Public Service Commission or MPSC), in response to such a complaint have ordered us to split the intrastate primary interexchange carrier charge into two separate per-line components, with one-half of the total charge payable by the intraLATA toll carrier and the other half by the interLATA toll carrier. A similar split of the intrastate PICC was ordered by the IURC in its ongoing investigation of universal service and access reform. Accordingly, the revenues we receive from this charge will decrease to the extent that we are the intraLATA toll carrier. In addition, the MPSC required that these changes be made retroactive to January 1, 1998, when the initial tariffs for this charge were filed. We have appealed the MPSC's order.

   Ameritech's interstate access revenues are subject to price cap regulation, which limits prices rather than profits. The Price Cap Order effectively reduced access charges by increasing the price cap productivity offset factor to 6.5% from the previous 5.3% and by applying this factor uniformly to all access providers. The order also required ILECs subject to price cap regulation to set their 1997 price cap index assuming that the 6.5% factor had been in effect since July 1996. Certain parties have sought judicial review of the Price Cap Order, and a decision by the U.S. Court of Appeals for the District of Columbia Circuit (the D.C. Circuit Court) with respect to these matters currently is pending.

   We cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

Number portability

   On May 5, 1998, the FCC entered an order to allow telecommunications carriers, such as our landline communications subsidiaries, to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We are completing implementation of long-term number portability in compliance with an FCC-mandated schedule. Our number portability surcharge became effective February 1, 1999, subject to a designation order, which could result in a reduced surcharge and a partial refund.

Acquisitions of Security Services Assets

   On September 25, 1998, the FCC issued a Memorandum Opinion and Order on Remand and Order to Show Cause relating to an asset acquisition by our security services subsidiary, SecurityLink from Ameritech, Inc. (SecurityLink) in 1996. The FCC found that we had gained "financial control" over the entity from which SecurityLink acquired the security services assets, in violation of the 1996 Act, and required that, within 30 days after issuance of the Order, we show cause why the FCC should not require SecurityLink to divest the assets acquired in this transaction. Previously, the FCC had ruled that the same transaction was permissible under the 1996 Act, and the D.C. Circuit Court had vacated and remanded such decision to the FCC. On October 26, 1998, we filed our response with the FCC, contending that divestiture would not be an appropriate remedy.

   Previously, on July 8, 1998, the FCC issued a Memorandum Opinion and Order to Show Cause, finding that three separate asset acquisitions by SecurityLink in 1997 (made after the first FCC ruling on security services described above and before the D.C.
Circuit Court decision) violated the same provision of the 1996 Act, and ordering SecurityLink to show cause why the FCC should not require divestiture of the assets acquired in such transactions. We filed our response with the FCC on August 7, 1998, contending that divestiture would not be an appropriate remedy. The FCC's decision on these Orders to Show Cause is pending.

Pay Phone Per Call Compensation

   In February 1999, the FCC ruled on remand from the D.C. Circuit Court that the rate interexchange carriers are to pay us for their customers' "dial-around" access or toll-free calls originating on our pay phones be decreased from $0.284 per call to $0.24 per call commencing upon the April 1999 effective date of the order. The FCC also directed that a reduced rate of $0.238 per call be applied retroactively for the period from October 7, 1997 through the effective date of the FCC order. Based on the February 1999 FCC ruling, which we may appeal, our previously reported pay phone revenues will be reduced by approximately $28 million, with such reduction to be reflected in the first quarter of 1999.

Audit Report on Continuing Property Records

   On March 12, 1999, the FCC released the result of a staff-level audit of the property records of certain central office equipment maintained by the RHCs, including our landline communications subsidiaries. Based solely on a physical verification audit, this report alleged an overstatement, and consequently recommended a write-off, of approximately $567 million of our central office equipment. In releasing this audit report, the FCC stated that it did not pass judgment on its accuracy or the reasonableness of the audit's conclusions or recommendations.

   We have issued a response to the audit that, among other things, disputes the validity of its auditing and statistical sampling methods. We also dispute the practical consequences of the FCC's property audit while under a price cap regulatory plan. Further, in the event the FCC required us to write central office equipment off our books, we believe there would be no accounting impact on net plant because we follow the group method of depreciation. Under this method, plant retirements are charged against the accumulated depreciation balance.

   The FCC has announced plans to seek public comment on issues raised by the audit results.

State Regulatory Commissions

Illinois

   In 1994, the ICC approved Advantage Illinois, providing a framework for regulating Ameritech Illinois by capping prices for noncompetitive services. At the same time, the ICC approved a cap on the monthly line charge for residential customers and residential calling rates within local calling areas at November 1994 levels for five years. In return for these price protections, the ICC removed a ceiling on earnings to reflect the increasingly competitive communications industry and to create incentives to invest in new technology, develop new services and improve efficiency. Lower prices are reflected in several product and service areas, but the largest portion of the reductions comes from lower usage rates in certain parts of the Chicago area. These rate reductions primarily impact local service revenues. 1998 marked the fifth consecutive year of price reductions, now totaling $687 million, under the Advantage Illinois price cap plan.

   The ICC approved an Interim Order in December 1998 in Phase I of a proceeding investigating access charges and universal service. Phase I dealt with tariff compliance issues. Phase II hearings, which dealt with policy issues for non-rural local exchange carriers, concluded on March 26.

   Ameritech Illinois has offered dialing parity in local toll markets since 1996 by giving customers the ability to choose an alternate carrier for intraLATA toll calls by dialing 1 before the phone number (Dial 1 +).

Indiana

   In 1994, the IURC approved the Opportunity Indiana plan. Under the plan, we instituted market-based pricing and flexibility for competitive services including Centrex, dedicated communications services, 800 service, WATS, operator services and business intraLATA toll service. In 1997, Ameritech Indiana filed a revised alternative regulation plan and requested an interim extension of Opportunity Indiana, which was due to expire at the end of 1997.

   In December 1997, the IURC issued a final order on interim relief in the Opportunity Indiana proceeding. The order addressed the manner in which Ameritech Indiana will be regulated until such time as a longer term replacement regulatory structure is finalized. The ruling extended most of the alternative regulation plan that had been in place since 1994. However, Ameritech Indiana was ordered to reduce rates for basic residential and business service by 4.6% and to continue infrastructure spending on fiber optics for interested schools, hospitals and government centers, and on contributions to a fund to provide distance learning equipment and courses in schools all over the state. Ameritech Indiana has initiated an appeal of this order to the Indiana Court of Appeals. Until such time as the Court of Appeals issues a ruling, Ameritech Indiana will operate under the provisions of the IURC's order, with the exception of the requirement to reduce basic local service rates. Because Indiana law provides that Ameritech Indiana can continue charging current rates until the order is entered on the appeal, basic local rates will be maintained at current levels.

   In January 1999, we filed Opportunity Indiana II with the IURC. Plan approval is expected late in 1999.

Michigan

   The Michigan Telecommunications Act (MTA), which is in effect until January 2001, regulates certain telecommunications services provided by Ameritech Michigan. In 1996, the MPSC issued two orders requiring Ameritech Michigan to provide statewide dialing parity on intraLATA toll calls or to discount intraLATA toll access rates by 55% where dialing parity was not implemented. In

January 1997, the Michigan Court of Appeals issued a stay of the MPSC orders pending a determination of Ameritech Michigan's appeal on the merits. In May 1998, the Court of Appeals issued a decision which reversed the 1996 MPSC orders. The Court concluded that, under the plain language of the MTA, Ameritech was required to provide intraLATA toll dialing parity to no more than 10 percent of its customers on January 1, 1996, until Ameritech obtained interLATA relief. The Court of Appeals also reversed the imposition of a 55% discount on access charges. The Michigan Supreme Court granted applications for leave to appeal filed by AT&T, MCI WorldCom, the MPSC and the Michigan Attorney General. The Michigan Supreme Court heard oral argument on March 11, 1999, and a decision on the merits of the appeal is expected later this year.

   While its application for leave to appeal was pending, MCI filed another MPSC complaint asking the MPSC to reinstate the 55% discount on access charges and to issue a new mandate for dialing parity. The MPSC granted MCI's complaint and required immediate implementation for the remaining 30% of our access lines in its January 19, 1999 order. Ameritech filed a motion for stay of the MPSC's order on January 22, 1999. The Michigan Court of Appeals granted that stay on February 5, 1999. MCI and AT&T have applied to the Michigan Supreme Court to vacate the stay and to bypass the Michigan Court of Appeals.

   Ameritech Michigan is continuing to provide Dial 1 + capability in Michigan to over 70% of our access lines on a voluntary basis.

Ohio

   In January 1995, Ameritech Ohio implemented the Advantage Ohio price regulation plan following approval by the PUCO. Rates for all services were capped in 1995 and rates for basic access lines and usage were capped for an additional five years. The plan provides for the ability to flexibly price competitive and discretionary services. Since the inception of the plan, Ameritech Ohio has reduced rates in excess of $110 million. At the same time, Ameritech Ohio has invested $1.5 billion over four years improving the telecommunications network. Ameritech Ohio has committed to meeting certain benchmarks for the deployment of advanced technology to schools, hospitals and libraries, funding of community computer centers, a discounted Lifeline telephone service for low-income customers and $21 million in grants for new technology in public schools and for economic development.

Wisconsin

   Under telecommunications legislation passed in 1994, the Public Service Commission of Wisconsin (PSCW) regulates Ameritech Wisconsin's prices rather than earnings. Ameritech Wisconsin has reduced basic local service rates twice since the switch to price regulation reducing basic rates by 10%, or $14 million on an annualized basis, beginning in 1994, and again by $2.5 million in October 1998. By year-end 1998, Ameritech Wisconsin had exceeded its infrastructure commitment, which was to spend at least $700 million by the year 2000 on new equipment and technology, deploying fiber optics to hundreds of secondary schools, technical colleges, universities, hospitals and libraries in the state.

   Intrastate access rates have also declined along with interstate access rates. Since September 1996, all of Ameritech Wisconsin's service area has had Dial 1 + capability.

Competitive Environment

   Technological developments, marketplace demand and legislative, regulatory and judicial actions have expanded the types of services and products available from an increasing number of companies, creating growth opportunities within the global communications industry. Our competitive strategy, which includes our proposed merger with SBC, is to position ourselves to take advantage of such growth opportunities by continuing to branch into new services that are logical extensions of our business and by exporting our expertise to customers around the world.

   These same factors also have resulted in increasing competition in all areas of our business. In pursuing business opportunities both inside and outside the United States, we compete against other local service providers, long-distance service providers, cable TV companies, wireless and Internet service providers (including companies that provide all or some combination of these services) and other entrants from a range of industries. As we have expanded our paging and cellular services, the number and type of competitors have grown. Our telephone directory publishing business faces competition from not only other directory publishing businesses and traditional advertising media, such as television, radio, direct mail, magazines and newspapers, but also providers of new technologies, such as Internet and other online services. Many of our competitors have substantial scale and geographic scope, significant capital, technological and marketing resources and wide-ranging service offerings.

   With the passage of the 1996 Act and other regulatory initiatives, our local service markets have been more extensively opened to new competitors, many of which are believed to have initially targeted high-volume business customers in densely populated areas. Interconnection agreements with competitive service providers require our landline communications subsidiaries to provide interconnection or access to unbundled network elements at cost-based rates and telecommunications services at discounted, wholesale rates. These agreements and applicable tariffs may result in some downward pressure on local service revenues, as a portion of our revenue shifts from local service at retail prices to network access and wholesale services at lower rates and as some competitors provide services using their own networks, in whole or in part. We cannot predict with certainty the impact that these and other developments ultimately may have on our future business, results of operations or financial condition.

Ameritech's Human Resources

   We employed 70,525 people as of December 31, 1998, compared with 74,359 as of December 31, 1997.

   During 1998, we entered into new collective bargaining agreements with the International Brotherhood of Electrical Workers
(IBEW) and the Communication Workers of America (CWA). In June, the IBEW ratified a new five-year contract, effective June 28, 1998. The contract will be re-opened in 2001 to address certain economic wage issues for the final two years of its duration. The CWA contract was effective August 9, 1998 and expires on March 31, 2001. Both agreements provide for basic wage increases of 11.2% over the contract period (until 2001 for the IBEW) and also address benefits, pensions, work rules and other wage-related items. The IBEW represents approximately 12,000 employees in Illinois and northwest Indiana, while the CWA represents approximately 28,000 employees in all five states of our region. A current three-year contract between Ameritech's advertising services unit and the CWA is in effect until August 11, 1999.

   In March 1998, Ameritech announced plans to significantly reduce future operating costs by the end of 2002. This will be accomplished in part by the consolidation of our security monitoring centers and closing 53 company-owned cellular retail stores. Approximately 3,200 of the 5,000 employees whose employment relationship is to be severed under the plan work for our security services subsidiary and are being displaced due primarily to the consolidation. Staffing requirements at new locations will require us to hire a significant number of new employees. In 1998, 1,478 employees left Ameritech as part of this restructuring program.

Patents, Trademarks Licenses and Franchises

   Certain Ameritech companies own or have licenses to use various patents, copyrights, trademarks and other intellectual property necessary to conduct our business. We also license other companies to use this intellectual property. We do not believe that the expiration of any of our intellectual property, or the nonrenewal of rights to use it, would have a material adverse affect on our business.

   Our domestic cellular, paging and PCS services are provided under various licenses granted by the FCC in each geographic market we serve. Cellular and paging licenses are issued for a standard duration of ten years. PCS licenses are issued for five years. Licenses are renewed upon demonstration of compliance with the FCC's regulations and continued service to the public.

   Ameritech has entered into approximately 100 cable TV franchise agreements with local government authorities, without which we cannot offer cable TV service. In exchange for these permits to provide nonexclusive cable service, we have agreed to pay the local government authorities generally 5% of the total gross cable service revenues plus an additional percentage to support public, education and governmental access channels. Generally, these franchise agreements are in effect for a period of 15 years.

Environmental Matters

   Certain of our subsidiaries are subject to a number of environmental matters, primarily as a result of contractual sharing arrangements among the RHCs that continue in effect and relate to predivestiture contingent liabilities of AT&T Corp. Our financial statements reflect a recorded liability for our estimated share of such contingent liabilities in accordance with generally accepted accounting principles.

Private Securities Litigation Reform Act Safe Harbor Statement

   Some of the information presented in, or in connection with, this Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- Changes in economic and market conditions that impact the demand for our products and services, or for products and services by companies in which we have substantial investments;
- the effects of vigorous competition in the local exchange, intraLATA toll, cellular, data, cable TV, directory advertising or security services markets;
- federal regulatory developments that impact the telecommunications, security services and cable TV industries and pending regulatory issues in state jurisdictions, as well as the outcome of any related judicial reviews;
- the timing of and costs associated with entry into the interLATA long-distance market;
- the timing of, and potential regulatory or other considerations relating to, the consummation of our proposed merger with SBC;
- the potential impact of issues related to Year 2000 software compliance,
- risks inherent in international operations, including possible economic, political or monetary instability, as well as the potential impact of Year 2000 compliance and euro currency conversion issues; and,
- the impact of new technologies and the potential effect of delays in development or deployment of such technologies.

   The words "expect," "believe," "anticipate," "estimate," "project," and "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis incorporated by reference in Part II and elsewhere in this report.

   You should not place undue reliance on these forward-looking statements, which are applicable only as of the date hereof. We have no general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

Item 2.  Properties.

General

   The large number and widespread locations of Ameritech's properties make it difficult to provide detailed descriptions of the physical characteristics of the individual components. In general, however, we can categorize our investment in property, plant and equipment at year-end 1998 as follows:

-  "Land  and  buildings," consisting of land owned  by  Ameritech, including improvements (namely central and administrative offices), represents 10% of our total investment;
- "Central office equipment," including switching and transmission equipment and related facilities, represents 40%;
- "Cable, wiring and conduit (or outside plant)," including aerial cable, poles, underground cable, conduit and wiring, represents 40%;
- "Other," including motor vehicles, computers and other support assets, represents 9%, and
-  "Plant under construction" represents 1%.

   Approximately 96% of our investment in property, plant and equipment is attributable to the communications segment.

Capital Expenditures

   Two-thirds of our 1998 capital expenditures were made to expand and upgrade our local landline network to meet the demand for data, custom calling and private line services and to comply with regulatory requirements. Growth in capital spending also was driven by our deployment of digital cellular network and by continued construction of our cable TV network. Capital expenditures were $3.0 billion in 1998, $ 2.7 billion in 1997, $2.5 billion in 1996, $2.2 billion in 1995 and $2.0 billion in 1994.

   Our capital spending is based on customer demands, our business plans and regulatory commitments. Investments in technologies that will enable us to provide customers with new products and services represent a high priority. We continued to modernize the landline communications network throughout 1998. By year end, we served 89% of our customer access lines with digital switching and fiber optics now reach within two miles of 95% of the customers in our region. By investing in our telecommunications infrastructure, we can anticipate and meet the demands on the network by customers wanting Internet access, high speed data transmission, information management and other communications services. We anticipate capital spending to be about $3.0 billion for 1999.

   The FCC recently issued a staff-level audit report concerning certain of our property records. Refer to Item 1 for a discussion of this audit report.

Item 3.  Legal Proceedings.

   We are a party to various legal and regulatory proceedings arising in the ordinary course of our business. While there can be no assurance as to the ultimate outcome of any pending proceedings, as of the date of this report, we do not believe that any pending legal proceedings to which Ameritech or its properties are subject are required to be disclosed as material legal proceedings pursuant to this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

   We held a Special Meeting of Ameritech's shareowners on December 11, 1998 for the sole purpose of considering and voting on a proposal to adopt and approve our Merger Agreement with SBC. Of the 1,103,394,689 shares of Ameritech Common Stock outstanding and entitled to vote as of the record date, October 13, 1998, 797,296,792 shares were present in person or by proxy, with each share entitled to one vote. Ameritech shareowners approved adoption of the Merger Agreement by more than the required affirmative vote of a majority of the shares of Ameritech Common Stock issued and outstanding on the record date. The voting results were as follows: 755,553,270 shares voted for adoption of the Merger Agreement; 31,188,240 shares voting against it; and 10,555,282 shares abstained from voting. Brokers and other nominee record holders did not have discretionary authority to vote on the proposal.

Executive Officers of the Company

The following table includes the name, age, office and term of office of each of Ameritech's executive officers, as of March 29, 1999.

                                                                  Held
Name                  Age  Officer                                Since

----                  ---  ------                                 -----

Management Committee

Richard C. Notebaert* 51   Chairman, President and Chief          1994
                           Executive Officer

Barry K. Allen        50   Executive Vice President - Regulatory  1997
                           and Wholesale Operations

W. Patrick Campbell   52   Executive Vice President - Corporate   1994
                           Strategy and Business Development

Walter M. Oliver      53   Senior Vice President - Human          1994
                           Resources

Thomas E. Richards    44   Executive Vice President -             1997
                           Communications and Information
                           Products

Oren G. Shaffer       56   Executive Vice President and Chief     1994
                           Financial Officer

Joan H. Walker        51   Senior Vice President - Corporate      1996
                           Communications

Kelly R. Welsh        46   Executive Vice President and General   1996
                           Counsel

Other Corporate
Officers

Deidra D. Gold        44   Secretary                              1998

Barbara A. Klein      44   Vice President and Comptroller         1996

Gary R. Lytle         54   Vice President - Federal Relations     1994

Sari L. Macrie        41   Vice President - Investor Relations    1994

Richard W. Pehlke     44   Vice President and Treasurer           1994


* Member of the Board of Directors and Chairman of the Executive
Committee of the Board

For at least the past five years, Mr. Notebaert, Mr. Lytle, Mr. Pehlke and Mr. Welsh have held high level management or executive positions with Ameritech or its subsidiaries. The principal business experience of the other executive officers prior to assuming their present positions with Ameritech (for at least the last five years) is as follows:

Mr.       Executive Vice          Communication and            1995 to 1997
Allen     President                 Information Product        August 1995
          President                 Sector                     1993 to 1995
          President and Chief     Ameritech enhanced business
          Operating Officer         services*                  1993
                                  Marquette Electronics, Inc.  1989 to 1993
          President and Chief       (medical electronic
          Executive Officer         equipment and software)
          President               Illinois Bell Telephone
                                    Company*
                                  Wisconsin Bell, Inc.*

Mr.       President and Chief     Columbia TriStar Home Video  1989 to 1994
Campbell  Executive Officer         (home entertainment)

Ms. Gold  Partner                 Goldberg, Kohn, et al (law   1997 to 1998
          Vice President and        firm)                      1991 to 1997
          General Counsel         Premier Industrial (Premier
                                    Farnell) Corporation       1988 to 1991
          Partner                   (electronics/industrial
                                    distribution)
                                  Jones, Day, Reavis & Pogue
                                    (law firm)

Mr.       Vice President - Human  Johnson Controls (control    1989 to 1994
Oliver    Resources                 systems automotive
                                    systems)

Mr.       President               Ameritech network services*  1995 to 1997
Richards  Vice President -        Bell Atlantic Corporation    1991 to 1995
          Network Operations        (communications)

Mr.       President               Virgo Cap Inc. (investment   1992 to 1994
Shaffer                             firm)

Ms.       Partner                 Bozell Sawyer Miller Group   1996
Walker    President and Chief       (strategic communications) 1993 to 1996
          Executive Officer       Bozell Public Relations
                                    (public relations)

Ms.       Vice President and      The Pillsbury Company (food  1996
Klein     Controller                products/services)         1993 to 1996
          Vice President -        Pillsbury Bakeries &
          Finance                   Foodservice (food
                                    products/services)

Ms.       Vice President and      Christensen & Associates     1990 to 1994
Macrie    Director of Research      (investor relations
                                    consulting firm)

   Under the By-Laws of Ameritech, officers are elected annually, but may be removed at any time at the discretion of the Board of Directors.

   * a wholly owned subsidiary or business unit of Ameritech

                              PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters

   There were 726,666 owners of record of Ameritech Common Stock as of February 22, 1999. The principal market for trading in Ameritech Common Stock in the U.S. is the New York Stock Exchange. In addition, our Common Stock is listed for trading on the Boston, Chicago, Pacific, Philadelphia, London, Tokyo, Amsterdam, Basel, Geneva and Zurich Stock Exchanges.

   High and low stock prices, as reported on the New York Stock Exchange composite transactions reporting system, and dividends for each quarter during the last two fiscal years are as follows (with all information restated to reflect the stock split to shareowners of record on December 31, 1997):

                        High      Low    Dividends Declared
   1998  1st quarter  $49.88    $38.75          $.30
         2nd quarter   50.25     41.50           .30
         3rd quarter   52.13     43.38           .30
         4th quarter   64.25     47.38           .3175

                        High      Low    Dividends Declared
   1997  1st quarter  $32.50    $28.31          $.2825
         2nd quarter   35.88     27.63           .2825
         3rd quarter   35.31     30.66           .2825
         4th quarter   43.13     30.13           .30

Item 6.  Selected Financial Data.

   The information in "Selected Financial and Operating Data" on page 22 of Ameritech's 1998 Annual Report to shareowners is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

   The "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 36 of Ameritech's 1998 Annual Report to shareowners is incorporated herein by reference in response to this item. Reference is hereby made to the discussion of our pending $3.4 billion investment to acquire a 20% interest in Bell Canada and more current information on the pending merger with SBC in Item 1 (Business) on Pages 1 and 2 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Information relating to market risk is included in the Management's Discussion and Analysis of Results of Operations and Financial Condition under the captions "Effects of Foreign Currency Fluctuations" and "Disclosures about Market Risk" on pages 35 and 36 of Ameritech's 1998 Annual Report to shareowners and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

   The  Report  of  Independent  Public  Accountants,  Consolidated
Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareowners' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements on pages 37 through 53 of Ameritech's 1998 Annual Report to shareowners are incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of Registrant.

   For information about our executive officers, see "Executive Officers of the Company" at the end of Part I of this report. "Election of Directors - Nominees for Election at the Annual Meeting" on pages 2 through 6 and "Section 16(a) Beneficial
Ownership Reporting Compliance" on pages 8 and 9 of the Proxy Statement for our 1999 Annual Meeting of shareowners are incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

   "Election of Directors - Compensation of Directors" and "Executive Compensation - Summary Compensation Table," "- Option Grants in 1998," "- Option Exercises in 1998 and Option Values at December 31, 1998," "- Pension Plans," "- Employment Contracts" and "- Certain Compensatory Arrangements Upon a Change in Control" on page 7 and pages 15 through 21 of the Proxy Statement for our 1999 Annual Meeting of shareowners are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information in "Proposed Merger with SBC Communications Inc." and in "Election of Directors - Officer and Director Stock Ownership" and "- Beneficial Owners of More than Five Percent" on pages 2, 8 and 9, respectively, of the Proxy Statement for our 1999 Annual Meeting of shareowners, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   Not applicable.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:

     (1) Financial Statements. You will find these financial statements as indicated below:

                                                               Page
                                                               ----
     Report of Independent Public Accountants.................    *
     Consolidated Statements of Income........................    *
     Consolidated Balance Sheets..............................    *
     Consolidated Statements of Shareowners' Equity...........    *
     Consolidated Statements of Cash Flows....................    *
     Notes to Consolidated Financial Statements...............    *


     * Located in our 1998 Annual Report to shareowners at pages 37 through 53 and incorporated herein by reference.

     (2)Financial Statement Schedules. We have omitted financial statement schedules other than that listed below because such schedules are not required or applicable.

     Report of Independent Public Accountants.................  F-1
     II - Valuation and Qualifying Accounts.................... F-2

     (3)The list of exhibits filed with or incorporated by reference into this report is contained in the Exhibit
        Index to this report on Page I-1, which is incorporated herein by reference.

          We will furnish to a shareowner, on request, without charge, a copy of this report (including the financial statements and financial statement schedule), as well as our 1998 Annual Report to shareowners and the Notice of 1999 Annual Meeting and Proxy Statement, portions of which are referred to in and considered part of this report. Copies of the Annual Report to shareowners and Proxy Statement also are available on Ameritech's Web site at www. ameritech.com/investor. We will furnish any other exhibit to this report at cost.

(b)  Reports on Form 8-K:

   We filed a Current Report on Form 8-K, dated October 15, 1998, with the SEC to report Ameritech's earnings for the third quarter ended September 30, 1998, under Item 5, Other Events.

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

March 29, 1999

According to the requirements of the Securities Act of 1934, the following officers and directors have signed this report on our behalf.

   Principal Executive Officer:

       Richard C. Notebaert*
            Chairman, President and
                 Chief Executive Officer

   Principal Financial Officer:

       Oren G. Shaffer*
            Executive Vice President
                 and Chief Financial Officer

   Principal Accounting Officer:

        Barbara A. Klein                    /s/ Barbara A. Klein
                                       -----------------------------
            Vice President and Comptroller  (*Barbara A. Klein,
                                             for herself and as
                                             Attorney-in-Fact)
   March 29, 1999

   Directors:
   Donald C. Clark*
   Melvin. R. Goodes*
   Hanna H. Gray*
   James A. Henderson*
   Sheldon B. Lubar*
   Lynn M. Martin*
   Arthur C. Martinez*
   John B. McCoy*
   Richard C. Notebaert*
   John D. Ong*
   A. Barry Rand*
   Laura D'Andrea Tyson*
   James A. Unruh*

GLOSSARY

Access charge -
--------------
a fee that local phone companies charge long-distance carriers for connecting long-distance calls to customers on the local network.

Access line -
-------------
a line for voice, data or video reaching from a local phone company to a home or business.

ADSL (Asymmetric Digital Subscriber Line) -
-------------------------------------------
a technology that uses the existing copper phone wiring serving virtually all homes and businesses to provide customers network access to the Internet and other popular multimedia and data services at speeds 50 times faster than an ordinary phone line.

Advanced data services -
------------------------
services that use advanced technology to allow faster network access to the Internet and other multimedia and data services.

Bell operating companies  -
-------------------------
the former Bell telephone subsidiaries of AT&T, including
Ameritech's five landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Broadband -
-----------
a transmission facility that has a capacity or "bandwidth" greater than a voice-grade phone line. Broadband facilities - fiber optics and coaxial cable, for example- may carry numerous voice, data and video channels at the same time.

Call management services -
--------------------------
services that add value and convenience for phone customers, such as call waiting, call forwarding and Caller ID. These services are sold to customers individually or in packages.

Cellular  -
----------
a communications system that transmits voice, data or video over radio frequencies.

Customer premises equipment (CPE) -
-----------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Data communications -
---------------------
digital transmissions through wired or wireless networks, usually linking computers.

Dial 1 + (Dialing parity) -
--------------------------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
---------
an alternative to traditional analog communications, digital systems transport information in the 1s and 0s of computer code for improved clarity and quality.

Federal Communications Commission (FCC)  -
-----------------------------------------
an independent government agency whose mission is to encourage competition in all communications markets and to protect the public interest. The FCC develops and implements policy concerning interstate communications by radio, television, wire, satellite, and cable.

Financial Accounting Standards Board (FASB) -
--------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by U.S. business enterprises.

High-capacity lines -
---------------------
lines sold to customers that have large-volume data communications needs such as long-distance carriers, Internet service providers and large companies.

Interconnection -
-----------------
allowing a competitive local service provider to use the local phone company's network, or elements of the network, to provide local phone service to its customers.

Interexchange carriers (IXCs) -
-------------------------------
those companies primarily involved in providing long-distance voice and data transmission services - such as AT&T, MCI WorldCom and Sprint.

Internet -
----------
the global web of networks that connects computers around the world providing rapid access to information from multiple sources.

Internet service providers (ISPs) -
-----------------------------------
those companies providing access to the Internet and other computer-based information networks.

Intrastate revenues -
---------------------
the portion of revenues regulated by state rather than federal authorities.

ISDN (Integrated Services Digital Network) -
--------------------------------------------
a service that carries voice, data and video at the same time and offers several times the capacity of a conventional phone line.

Landline -
----------
referring to conventional wired phone service.

Local access -
--------------
the local completion of long-distance calls.

Local access and transport area (LATA) -
----------------------------------------
the boundary within which a local company may provide phone service. A LATA usually is centered around a city or other identifiable community of interest.

Local exchange carrier (LEC) -
------------------------------
those companies primarily involved in providing local phone service and access to the local phone network, including Ameritech's landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Long-distance -
---------------
voice, data and video communications to locations beyond local service areas.

Managed services -
------------------
services that give business customers one point of contact for all communications and computing needs. For example, desktop managed services provide business customers one place to call for anything involving personal computers, phones, videoconferencing, local area networks, PBXs and more.

Personal communications services (PCS) -
----------------------------------------
wireless services, such as cellular phone service and two-way paging, that use digital technology to provide enhanced call security, longer battery life and other convenience features.

Price caps -
------------
a form of regulation that sets maximum limits on the prices that local exchange carriers can charge for access services instead of limits on rate of return or profits.

Privatization -
---------------
a government sale of part or all of a national company to private firms and investors.

Regional holding companies (RHCs) -
-----------------------------------
the seven regional holding companies formed in connection with the court-approved divestiture, effective January 1, 1984, of certain assets of AT&T Corp. With the 1997 mergers of Pacific Telesis Group into SBC Communications Inc. and NYNEX Corporation into Bell Atlantic Corporation, five regional holding companies, including Ameritech, remain.

Securities and Exchange Commission (SEC) -
------------------------------------------
the federal agency that regulates the issuance and trading of public debt and equity securities in the United States and monitors compliance with these regulations.

Security services -
-------------------
services that help secure people and property at home and at work such as burglar and fire alarm systems, closed circuit cameras and electronic card access.

Switched minutes of use -
-------------------------
the measure of time used to bill long-distance companies for access to the local phone network.

Total return -
--------------
stock price appreciation plus reinvested dividends.

Unbundled network elements -
--------------------------
separate components of a regulated service for which separate rates are charged.

Universal service -
-------------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices.
Funding typically comes from urban telecommunications operators.

Voice grade equivalent -
------------------------
a channel or other portion of a high-capacity access line that can be used to transmit voice or data traffic.

Voice mail -
------------
a service that automatically answers calls and distributes messages.

Wireless -
----------
voice, data and video communications that use radio frequencies rather than wires for transmission. Includes cellular, paging and personal communications services.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
Ameritech Corporation

   We have audited in accordance with generally accepted auditing standards the financial statements included in Ameritech Corporation's annual report to shareowners for the year ended December 31, 1998, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1999, which also is incorporated by reference herein. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of Ameritech's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Chicago, Illinois
January 21, 1999

                              AMERITECH CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Dollars in Millions)


       COL. A        COL. B            COL. C                COL. D      COL. E
       ------        ------      -----------------           ------      ------
                                     Additions
                                 -----------------
                   Balance at    Charged       Charged                   Balance
                   Beginning         to       to Other                 at End of
                  of Period    Expense      Accounts       Deductions    Period
                  ---------   ----------   -----------   -------------   ------

 Allowance for
    Uncollectibles
 Year 1998........   $ 308      $ 385(a)      $384(b)      $739(c)      $ 338
 Year 1997........     320        355(a)       493(b)       860(c)        308
 Year 1996........     166        421(a)       368(b)       635(c)        320

 Restructuring
    Accruals
 Year 1998........   $  79      $ 104         $  -         $60(d)       $ 123
 Year 1997........      84          -            -             5           79
 Year 1996........      88          -            -             4           84


 ----------------------


   (a)Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.

   (b)Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which are being billed by Ameritech, as well as a reclassification in 1996 of $42 million from current liabilities to more accurately state the allowance.

   (c)Amounts written off as uncollectible.

   (d)Includes $30 million reversed to other operating expenses
      (classification of original accrual) for amounts no longer required.

                           EXHIBIT INDEX

We are including as exhibits to this report certain documents that we have previously filed with the SEC as exhibits, as identified in parentheses below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report pursuant to Item 14(c) are filed as Exhibits 10c through 10w-1, inclusive.

Exhibit
Number
------
  2      -  Agreement and Plan of Merger, among Ameritech
            Corporation, SBC Communications Inc. and SBC
            Delaware, Inc., (Exhibit 2 to Form 8-K, dated May
            11, 1998, File No. 1-8612).
  3a     -  Ameritech's Certificate of Incorporation, as
            amended on April 30, 1996 (Exhibit 3i to Form 10-Q
            for the quarter ended March 31, 1996, File No. 1-
            8612).
  3b     -  Ameritech's By-Laws, as amended on March 19, 1997
            (Exhibit 3b to Form 10-Q for the quarter ended
            March 31, 1997, File No. 1-8612).
  4b     -  We are not required to file documents which define
            the rights of holders of long and intermediate term
            debt of Ameritech and all of its consolidated
            subsidiaries.  We have agreed to furnish a copy of
            these documents to the SEC on request.
  10a    -  Reorganization and Divestiture Agreement between
            American Telephone and Telegraph Company and
            American Information Technologies Corporation and
            Affiliates, dated as of November 1, 1983 (Exhibit
            10a to Form 10-K for 1983, File No. 1-8612).
  10b    -  Agreement Concerning Contingent Liabilities, Tax
            Matters and Termination of Certain Agreements,
            among American Telephone and Telegraph Company,
            Bell System Operating Companies, Regional Holding
            Companies and Affiliates, dated as of November 1,
            1983 (Exhibit 10j to Form 10-K for 1983, File No. 1-
            8612).
  10c    -  Ameritech Stock Retirement Plan for Non-Employee
            Directors, effective as of December 17, 1986
            (Exhibit 10ll to Form 10-K for 1986, File No. 1-
            8612).
  10c-1  -  First Amendment of Ameritech Stock Retirement Plan
            for Non-Employee Directors, effective as of January
            1, 1989 (Exhibit 10ll-1 to Form 10-K for 1988, File
            No. 1-8612).
  10c-2  -  Second Amendment of Ameritech Stock Retirement Plan
            for Non-Employee Directors, effective January 17,
            1990 (Exhibit 10ll-2 to Form 10-K for 1989, File
            No. 1-8612).
  10d    -  American Information Technologies Corporation
            Deferred Compensation Plan for Non-Employee
            Directors (Exhibit 10gg to Form 10-K for 1985, File
            No. 1-8612).
  10d-1  -  First Amendment of Deferred Compensation Plan for
            Non-Employee Directors, effective as of January 1,
            1987 (Exhibit 10gg-1 to Form 10-K for 1986, File
            No. 1-8612).
  10d-2  -  First Amendment of American Information
            Technologies Corporation Deferred Compensation Plan
            for Non-Employee Directors, effective as of January
            1, 1989, superseding the prior 1987 First Amendment
            (Exhibit 10gg-2 to Form 10-K for 1988, File No. 1-
            8612).
  10d-3  -  Second Amendment of American Information
            Technologies Corporation Deferred Compensation Plan
            for Non-Employee Directors, approved by the Board
            of Directors on January 17, 1990.
  10d-4  -  Third Amendment to American Information
            Technologies Corporation Deferred Compensation Plan
            for Non-Employee Directors (Exhibit 10gg-4 to Form
            10-K for 1990, File No. 1-8612).
  10d-5  -  Fourth Amendment of American Information
            Technologies Corporation Deferred Compensation Plan
            for Non-Employee Directors (Exhibit 10gg-5 to Form
            10-K for 1992, File No. 1-8612).
  10e    -  Ameritech Plan for Non-Employee Directors' Travel
            Accident Insurance.
  10f    -  Employment Agreement, dated July 1995, between
            Ameritech and Barry K. Allen.
  10g    -  Employment Agreement, dated December 1993,  between
            Ameritech and Patrick Campbell.

                          PAGE I-1

  10h    -  Agreement Regarding Change in Control, dated as of
            January 19, 1994, between Ameritech and Richard C.
            Notebaert, together with a schedule identifying
            another agreement in the same form (Exhibit 10mm to
            Form 10-K for 1993, File No. 1-8612).
  10h-1  -  Agreement Regarding Change in Control, dated as of
            September 9, 1994, between Ameritech and W. Patrick
            Campbell (Exhibit 10z to Form 10-K for 1994, File
            No. 1-8612).
  10h-2  -  Agreement Regarding Change in Control, dated as of
            January 1, 1995, between Ameritech and Oren G.
            Shaffer (Exhibit 10bb to Amendment No. 1 to 1994
            Form 10-K on Form 10-K/A, dated May 14, 1995, File
            No. 1-8612).
  10h-3  -  Agreement Regarding Change in Control, dated as of
            December 1, 1995, between Ameritech and Barry K.
            Allen (Exhibit 10v to Form 10-K for 1995, File No.
            1-8612).
  10h-4  -  Agreement Regarding Change in Control, dated as of
            January 20, 1997, between Ameritech and Thomas E.
            Richards (Exhibit 10-w to Form 10-K for 1996, File
            No. 1-8612).
  10i    -  Form of 1997 Stock Option Agreement and Agreement
            Not to Compete, dated June 18, 1997, between
            Ameritech and certain executive officers, together
            with a supplemental identifying schedule.
  10j    -  Ameritech Corporation Long-Term Stock Incentive
            Plan, as amended and restated effective as of
            February 1, 1998.
  10j-1  -  Forms of Option Agreement under the Ameritech Long
            Term Stock Incentive Plan.
  10k    -  Ameritech 1989 Long Term Incentive Plan, as amended
            and restated effective as of January 1, 1992
            (Exhibit 10oo to Form 10-K for 1991, File No. 1-
            8612).
  10k-1  -  First Amendment to 1989 Long Term Incentive Plan,
            adopted on August 20, 1993 (Exhibit 10oo-1 to Form
            10-K for 1993, File No. 1-8612).
  10k-2  -  Resolution concerning the exercisability of stock options granted under the 1989 Long Term Incentive
            Plan, adopted on January 17, 1995 (Exhibit 10k-2 to
            Form 10-K for 1995, File No. 1-8612).
  10k-3  -  Resolution adopted by the Company's Board of
            Directors on May 10, 1998, amending the Ameritech
            1989 Long Term Incentive Plan.
  10k-4  -  Forms of option agreements under the Ameritech 1989
            Long Term Incentive Plan.
  10l    -  Ameritech Long Term Incentive Plan, as amended and
            restated effective as of January 1, 1992 (Exhibit
            10bb to Form 10-K for 1991 File No. 1-8612).
  10l-1  -  First Amendment to Long Term Incentive Plan,
            adopted on August 20, 1993 (Exhibit 10bb-1 to Form
            10-K for 1993, File No. 1-8612).
  10l-2  -  Resolutions concerning the exercisability of stock options granted under the Ameritech Long Term
            Incentive Plan, adopted on January 17, 1995
            (Exhibit 10d-2 to Form 10-K for 1995, File No. 1-
            8612).
  10l-3  -  Resolution adopted by the Company's Board of
            Directors on May 10, 1998, amending the Ameritech
            Long Term Incentive Plan.
  10m    -  Ameritech Senior Management Short Term Incentive
            Plan, as amended and restated effective as of
            February 1, 1998 (Exhibit 10c to Form 10-K for
            1997, File No. 1-8612).
  10n    -  Ameritech Management Committee Short Term Incentive
            Plan, as amended and restated effective February 1,
            1998 (Exhibit 10ee to Form 10-K for 1997, File No.
            1-8612).
  10o    -  Ameritech Estate Preservation Plan, as amended and
            restated effective as of December 1, 1995
            (corrected copy).
  10p    -  Ameritech Key Management Life Insurance Plan, as
            amended and restated effective as of
            February 1, 1998 (corrected copy).
  10q    -  Form  of  Ameritech  Split-Dollar  and  Collateral-
            Assignment Agreements pursuant to the Ameritech Key
            Management   Life  Insurance  Plan  and/or   Estate
            Preservation  Plan (Exhibit 10cc to Form  10-K  for
            1990, File No. 1-8612).


                       PAGE I-2

  10r    -  Ameritech Corporate Resource Deferral Plan, as
            amended and restated effective as of May 10, 1998.
  10r-1  -  First Amendment of Ameritech Corporate Resource
            Deferral Plan, effective January 1, 1999.
  10s    -  Ameritech Corporate Resource Long Term Disability
            Plan, as amended and restated effective as of
            February 1, 1998 (Exhibit 10y to Form 10-K for
            1997, File No. 1-8612).
  10t    -  Ameritech Corporate Resource Transfer Program, as
            amended and restated effective as of February 1,
            1998 (Exhibit 10z to Form 10-K for 1997, File No. 1-
            8612).
  10u    -  Ameritech Corporate Resource Severance Pay Plan, as
            amended and restated effective as of
            May 10, 1998.
  10v    -  Ameritech Corporate Resource Supplemental Pension
            Plan, as amended and restated effective as of
            February 1, 1998.
  10v-1  -  Supplement A, adopted November 10, 1998, amending the Ameritech Corporate Resource Supplemental
            Pension Plan, as amended and restated effective as
            of February 1, 1998.
  10w    -  Ameritech Corporate Resource Supplemental Pension
            Trust, as amended and restated effective as of May
            1, 1996 (Exhibit 10cc to Form 10-K for 1996, File
            No. 1-8612).
  10w-1  -  First Amendment of Ameritech Corporate Resource
            Supplemental Pension Trust, effective as of
            September 15, 1997.
  12     -  Computation of ratio of earnings to fixed charges
            for the five years ended December 31, 1998 (Exhibit
            12 to Form 8-K, dated February 18, 1999, File No. 1-
            8612).
  13     -  Portions of Ameritech's 1998 annual report to
            shareowners.
  21     -  Ameritech's subsidiaries.
  23     -  Consent of Arthur Andersen LLP.
  24     -  Powers of Attorney.
  27     -  Financial Data Schedule (Exhibit 27 to Form 8-K,
            dated February 18, 1999, File No. 1-8612).
  99a    -  Annual Report on Form 11-K of the Ameritech Savings
            Plan for Salaried Employees for the fiscal year
            ended December 31, 1998, to be filed by amendment.
  99b    -  Annual Report on Form 11-K of the Ameritech Savings
            and Security Plan for Non-Salaried Employees for
            the fiscal year ended December 31, 1998, to be
            filed by amendment.
  99c    -  Annual Report on Form 11-K of the DonTech Profit
            Participation Plan for the fiscal year ended
            December 31, 1998, to be filed by amendment.


                             PAGE I-3