Form 10-Q
period 1999-03-31
AMERITECH CORP /DE/
filed 1999-05-14
CIK 732715

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999
-------------------------------------------

or
-------------------------------------------

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

At April 30, 1999, 1,099,003,779 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I
                           FINANCIAL INFORMATION

ITEM                                                                 Page
----                                                                 ----

 1.    Financial Statements
       Condensed Consolidated Statements of Income for
          the three months ended
          March 31, 1999 and 1998                                     1


       Condensed Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998                        2


       Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 1999 and 1998              3


       Notes to Condensed Consolidated Financial Statements          4-12


 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                          13-35


 3.    Quantitative and Qualitative
        Disclosures About Market Risk                                36


                                  PART II
                             OTHER INFORMATION


 4.  Submission of Matters to a Vote of Security Holders             37

 6.  Exhibits and Reports on Form 8-K                                38

     Glossary                                                      40-42

                    Item 1 - Financial Statements
                    -----------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in millions, except per share amounts)
                             (Unaudited)


                                                Three Months Ended
                                                     March 31
                                                 ---------------
                                                1999         1998
                                                ----         ----
Revenues
  Local service......................        $ 1,849      $ 1,682
  Interstate network access..........            675          614
  Intrastate network access..........            138          140
  Long-distance services.............            369          341
  Cellular, directory and other......          1,424        1,356
                                             -------      -------
                                               4,455        4,133
                                             -------      -------
Operating expenses
  Employee-related expenses..........          1,032        1,042
  Depreciation and amortization......            710          663
  Other operating expenses...........          1,413        1,261
  Restructuring......................           (44)          104
  Taxes other than income taxes......            162          158
                                             -------      -------
                                               3,273        3,228
                                             -------      -------
Operating income.....................          1,182          905
Interest expense.....................            134          175
Other income, net....................            111           51
                                             -------      -------
Income before income taxes...........          1,159          781
Income taxes.........................            427          289
                                             -------      -------
Net income...........................        $   732      $   492
                                             =======      =======
Earnings per common share
  Basic..............................        $  0.67      $  0.45
                                             =======      =======
  Diluted............................        $  0.66      $  0.44
                                             =======      =======
Dividends declared per common
 share...............................        $ 0.3175     $  0.30
                                             =======      =======









See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                         March 31, 1999  Dec. 31, 1998
                                         --------------  -------------
                                            (Unaudited)  (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS
Current assets
 Cash and temporary cash investments........  $    666      $    139
 Receivables, net...........................     2,879         3,052
 Installment receivable from
   TCNZ share sale..........................       221           940
 Material and supplies......................       341           345
 Prepaid and other..........................       691           654
                                              --------      --------
                                                 4,798         5,130
                                              --------      --------
Property, plant and equipment...............    36,976        36,344
 Less, accumulated depreciation.............    22,562        22,039
                                              --------      --------
                                                14,414        14,305
                                              --------      --------
Investments, primarily international........     4,651         4,938
Other assets and deferred charges...........     5,933         5,926
                                              --------      --------
Total assets................................  $ 29,796      $ 30,299
                                              ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
 Debt maturing within one year..............  $  1,862      $  2,619
 Accounts payable...........................     1,976         1,905
 Other......................................     3,580         3,476
                                              --------      --------
                                                 7,418         8,000
                                              --------      --------
Long-term debt..............................     5,521         5,557
                                              --------      --------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........     1,557         1,502
 Unamortized investment tax credits.........       110           115
 Postretirement benefits
   other than pensions......................     2,914         2,918
 Other......................................     1,359         1,310
                                              --------      --------
                                                 5,940         5,845
                                              --------      --------
Shareowners' equity
 Common stock, par value $1; 2.4 billion
   shares authorized, 1,177 million issued
   in 1999 and 1998.........................     1,177         1,177
 Proceeds in excess of par value............     5,549         5,493
 Reinvested earnings........................     6,838         6,455
 Treasury stock, at cost (79 million shares
   in 1999 and 78 million shares in 1998)...    (2,023)       (1,923)
 Deferred compensation......................       (37)         (114)
 Accumulated other comprehensive income.....      (587)         (191)
                                              --------      --------
                                                10,917        10,897
                                              --------      --------
Total liabilities and shareowners' equity...  $ 29,796      $ 30,299
                                              ========      ========

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                  Three Months Ended
                                                       March 31
                                                    -------------
                                                  1999         1998
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................  $   732      $   492
 Adjustments to net income
  Restructuring, net of tax..................      (27)          64
  Depreciation and amortization..............      710          663
  Deferred income taxes, net.................       55           15
  Investment tax credits, net................       (5)          (6)
  Capitalized interest.......................       (6)          (5)
  Change in accounts receivable, net.........      173          116
  Change in material and supplies............       (4)         (68)
  Change in certain other current assets.....      (65)         (36)
  Change in accounts payable.................        71        (116)
  Change in certain other current
   liabilities...............................      132          255
  Change in certain other noncurrent
    assets and liabilities...................      (49)        (257)
  Undistributed equity earnings
    in affiliates............................     (105)         (72)
  Other operating activities, net............       (2)          75
                                               -------      -------
Net cash from operating activities...........    1,610        1,120
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................     (718)        (658)
Additional investments, principally
 Tele Danmark...............................        (8)      (3,132)
Proceeds from repayment of GEIS note.........       --          473
Proceeds from sale of TCNZ shares............      750           --
Other investing activities, net..............        7           20
                                               -------      -------
Net cash from investing activities...........       31       (3,297)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................     (721)        (135)
Issuance of long-term debt...................       --        2,500
Retirement of long-term debt.................       (1)          (9)
Dividend payments............................     (349)        (329)
Proceeds from reissuance of treasury stock...      109          167
Repurchase of common stock...................     (152)        (108)
                                               -------      -------
Net cash from financing activities...........   (1,114)       2,086
                                               -------      -------
Net increase (decrease) in cash and temporary
 cash investments............................      527          (91)
Cash and temporary cash investments,
 beginning of period.........................      139          239
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................  $   666      $   148
                                               =======      =======

See Notes to Condensed Consolidated Financial Statements.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1998 Annual Report on Form 10-K.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 40 through 42.


Note 2:  Sale of Investment in Telecom Corporation of
         New Zealand Limited

Beginning in 1990, Ameritech had an investment in Telecom Corporation of New Zealand Limited (TCNZ), New Zealand's principal supplier of domestic and international communications services. In April 1998, we sold substantially all of our remaining 24.95% stake in TCNZ in a global stock offering and recorded a gain of approximately $1 billion in the second quarter of 1998. We originally received $1.078 billion with the remaining sale proceeds due in 1999. During the three months ended March 31, 1999, we received additional sales proceeds of $750 million, leaving a receivable balance of $221 million. We received the remaining cash in early April 1999.


Note 3:  Pending Investment in Bell Canada

On March 24, 1999, Ameritech and BCE Inc., a publicly traded Canadian communications company, announced their binding agreement to enter into a strategic partnership arrangement providing for a number of joint development and operational projects. Under the terms of this arrangement, Ameritech will invest approximately Cdn $5.1 billion (US $3.4 billion) for a 20% minority interest in Bell Canada, a wholly owned subsidiary of BCE. Following the investment, BCE will retain 80% and we will own the remaining 20% of Bell Canada through a holding company. The agreement has been approved by the Boards of Directors of both companies and is expected to close by the end of May 1999, pending regulatory approvals.

As part of the agreement, Bell Canada will be reorganized to hold certain telecommunications assets previously held by BCE. Bell Canada will acquire from BCE all of its interests in BCE Mobile Communications, Inc. (65%), a wireless company; Teleglobe Inc. (21.5%), a provider of international telecommunications services; and BCE's equity investments in six regional Canadian telecommunications companies. Bell Canada will continue to hold its investments in BCE Nexxia Inc., an Internet broadband service provider; Bell ActiMedia Inc., a yellow pages directory company; and Manitoba Telecom Services Inc., a regional telecom company. After giving effect to these transactions, Bell Canada's pro forma 1998 revenues would have been Cdn $12.7 billion (US $8.3 billion), its asset base would have been Cdn $20.0 billion (US $13.2 billion) and debt would have been Cdn $11.1 billion (US $7.3 billion).

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 3:  Pending Investment in Bell Canada (cont'd.)

We and BCE have entered into a shareholders agreement that provides us with the right to nominate two of ten Directors to the Board of Directors of Bell Canada, nominate one Director to the BCE Mobile Board of Directors, appoint the Chief Financial Officer of Bell Canada and participate in an exchange of approximately 15 other professionals. This agreement also provides for other minority or protective rights between the parties. The shareholders agreement with BCE also provides that at any time during the periods July 1, 2002 through December 31, 2002, and July 1, 2004 through December 31, 2004, we have the option to sell all of our shares acquired in this transaction to BCE. The selling price would be fair market value plus 25%. Similarly, BCE has the right to purchase our Bell Canada shares during the same time frames and at the same price.

The shareholders agreement also provides that Ameritech has the right to sell its shares acquired in this transaction to BCE upon a change in control of BCE. During the first five years we own our shares, the price would be the highest of the following: (a) our original purchase price plus 15%, compounded annually, adjusted downward for any returns of capital or cash dividends already received by Ameritech; (b) fair market value plus 25%; or (c) the implied value in the transaction that gave rise to the change in control at BCE. After the fifth year, the price would be the higher of fair market value or the implied value in the transaction that gave rise to the change in control at BCE. Similarly, BCE may call our Bell Canada shares at any time if there is a change in control of Ameritech (specifically excluding the pending SBC Merger). BCE's price would be fair market value. The shareholders agreement also provides for rights of first refusal and rights of first offer.

We will account for this investment using the equity method of accounting. We intend to fund our investment with available cash and additional debt borrowings, either through existing lending arrangements, new debt financing or a combination. We are purchasing forward contracts to acquire Canadian dollars in order to manage our foreign currency risk. As of May 13, 1999, we purchased approximately 75% of our commitment with forward contracts.

Both Moody's Investor Services and Standard & Poor's have reaffirmed their prior credit ratings of Ameritech, despite Moody's earlier announced "credit watch with negative implications" following the announcement of our pending transaction with BCE. S&P previously had advised us that our credit rating may be downgraded in the event our Merger with SBC is completed.


Note 4:  Proposed Merger with SBC Communications Inc.

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

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 4:  Proposed Merger
         with SBC Communications Inc. (cont'd.)

The Merger has been approved by the Board of Directors and the shareowners of each company, but remains subject to various regulatory approvals, principally by the Federal Communications Commission (FCC) and the Illinois Commerce Commission (ICC).

On March 23, 1999, the Department of Justice entered into a consent decree with Ameritech and SBC that would provide a basis for Department of Justice clearance of both the Merger and SBC's proposed acquisition of Comcast Cellular Corporation. The consent decree requires the parties to divest certain "overlapping" cellular properties in 17 markets in Illinois, Indiana and Missouri, including, as previously undertaken by Ameritech and SBC, those in Chicago and St. Louis.

On April 5, 1999, Ameritech announced an agreement to sell 20 Midwestern cellular properties for $3.27 billion in cash to a venture of GTE Corporation and Georgetown Partners, effectively meeting U.S. Department of Justice conditions for approval of the SBC-Ameritech Merger. The sale, which is contingent on the closing of the Merger, eliminates the overlapping cellular properties that would result from the Merger. The venture, led by GTE and including Georgetown Partners, will acquire Ameritech's cellular properties in Chicago, St. Louis and surrounding areas of Illinois, northwestern Indiana and Missouri. These properties include a population of 11.4 million and serve nearly 1.5 million cellular customers. Up to 1,700 of Ameritech's cellular employees may transfer to GTE upon completion of the sale.

After a required 60-day comment period on the proposed consent decree, which ends on June 28, 1999, the Department of Justice is expected to reply to any public comments and seek final approval and entry of the decree by the U.S. District Court in Washington, D.C.

On April 26, 1999, the hearing examiners of the ICC issued their revised proposed order approving the Merger subject to certain conditions. The more significant proposed conditions are to return to customers 25% of the actual net merger-related savings, which may be increased to 50% if certain performance requirements are not met. It is further proposed that SBC must not reduce certain employment levels due to the Merger, and that capital investments and charitable contributions in Illinois are continued generally at historical levels. The proposed order now goes to the commissioners of the ICC for deliberations and a vote. Under Illinois law, such vote must occur on or before June 24, 1999.

On April 8, 1999, the Public Utilities Commission of Ohio (PUCO) approved the Merger based on a settlement agreement between the PUCO staff, Ameritech, SBC, the Ohio Consumers' Counsel and certain consumer groups and new competitors of Ameritech in Ohio. The settlement, among other things, guarantees Ameritech Ohio workforce levels for two years, extends the Advantage Ohio price cap plan for basic residential phone rates, provides for certain discounts for resold local residential service and residential unbundled local loops to foster facilities-based residential competition, sets various competitive and service quality benchmarks and establishes monetary penalties if those benchmarks are not met, and provides financing for consumer education and community technology funds.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 4:  Proposed Merger
         with SBC Communications Inc. (cont'd.)

On May 5, 1999, the Indiana Utility Regulatory Commission (IURC) issued an order asserting that the Merger is subject to IURC approval under state law. Ameritech disagrees with the IURC's assertion of authority to vote on the Merger.

More detailed information relating to the terms and conditions of the Merger is contained in the Joint Proxy Statement/Prospectus of Ameritech and SBC dated October 15, 1998.


Note 5:  Earnings Per Share

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

The following represents the average common shares outstanding and dilutive potential common shares for the periods indicated:

                                               Three Months Ended
                                                    March 31
                                                ---------------

                                                  (millions)
                                               1999         1998
                                               ----         ----
Average common shares
  outstanding (000s)........               1,099,066    1,099,649
Dilutive potential common
  shares (000s).............                  12,922        8,968
                                           ---------    ---------
Average shares with
  dilution (000s)...........               1,111,988    1,108,617
                                           =========    =========


Note 6:  Reclassifications

We have made reclassifications to certain 1998 balances to correspond to the presentation as of March 31, 1999.


Note 7:  Comprehensive Income

On January 1, 1998, we adopted Statement of Financial Accounting
Standards (FAS) 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in financial statements having the same prominence as other financial statements.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 7:  Comprehensive Income (cont'd.)

Comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:
                                               Three Months Ended
                                                    March 31
                                                ---------------
                                                  (millions)
                                               1999         1998
                                               ----         ----
  Net income.........................        $  732       $  492
  Foreign currency translation
    adjustment.......................          (399)        (114)
  Unrealized gain on
    available-for-sale
    securities ......................             8           --
  Reclassification adjustment to
    net income for realized gain
    on sale of securities ...........            (5)          --
                                             ------       ------
  Comprehensive income...............        $  336       $  378
                                             ======       ======

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

FAS 130 requires disclosure of the tax effects related to the components of comprehensive income. The deferred tax effect of the unrealized gain on available-for-sale securities was a $3 million charge for the three months ended March 31, 1999. The deferred tax effect of the realized gain in the first quarter of 1999 was a $2 million charge. We do not recognize deferred income taxes on foreign currency translation adjustments.


Note 8:  Restructuring

In March 1998 we announced plans to significantly reduce future operating expenses by the end of 2002. As part of this cost containment program, we recorded a pretax restructuring charge of $104 million ($64 million after-tax or $0.06 per share) in March 1998 to cover principally the costs of consolidating security monitoring centers and closing 53 company-owned cellular retail stores. The charge included employee-related (principally severance) costs of approximately $54 million for the termination of the employment of approximately 5,000 employees, as well as other costs of approximately $50 million related to lease terminations and asset write-downs. We have accounted for the employee costs of the restructuring charge in accordance with our existing severance plans and following FAS 112, "Employers' Accounting for Postemployment Benefits." We have accounted for the other restructuring costs in accordance with existing accounting literature for restructurings.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 8:  Restructuring (cont'd.)

Subsequent to announcing this restructuring plan, we agreed to merge with SBC. As a result, certain aspects of our restructuring plan required modification due in part to our expectation that the U.S. Department of Justice would require the parties to this merger to divest overlapping cellular properties. As previously discussed, on March 23, 1999, the Department of Justice entered into a consent decree with Ameritech and SBC delineating the overlapping cellular properties required to be sold for that agency to approve the merger. On April 5, 1999, Ameritech entered into a definitive agreement to sell these "overlapping" cellular properties. In view of this agreement and other modifications to our 1998 restructuring plan, we have reversed to income $44 million ($27 million after-tax) of the original restructuring charge in the first quarter of 1999. This reversal also reflects several restructuring efforts that were accomplished more cost efficiently than originally projected. After giving effect to the reversal, as of March 31, 1999, the company had $32 million remaining from this restructuring charge, which we anticipate using later in 1999.

Note 9:  Unconsolidated Investments

For investments accounted for using the equity method of accounting, we increase our recorded investments for our allocable share of earnings (adhering to purchase accounting and U.S. GAAP), reduce the investment for distributions (dividends) received and give effect to any currency translation adjustments. We did not receive any material dividends in the first quarter of 1999, but received dividends of $40 million in the first quarter last year from TCNZ. Annual dividends from our investments in Belgacom, Matav and Tele Danmark are anticipated to be paid in the second quarter 1999.

The following table presents summarized financial information of significant investments accounted for using the equity method of accounting after taking into account all adjustments necessary to conform to U.S. GAAP, but excluding Ameritech's purchase adjustments including goodwill:

Three Months Ended March 31 (millions)              Increase  Percent
--------------------------------------
                                 1999      1998    (Decrease)  Change
                                 ----      ----     --------   ------
Revenues                      $3,077     $3,262     $(184)     (5.7)
Operating income                 715        818      (103)    (12.5)
Net income                       408        461       (53)    (11.4)
Weighted average
  owned by Ameritech*            30.0%     26.3%       --       --

*  Represents Ameritech's weighted average share of revenues.

Results for the three months ended March 31, 1999 include the results of our 41.6% share in Tele Danmark for the entire quarter and exclude the results of TCNZ, an investment we sold in April 1998. The first quarter 1998 results include the results for TCNZ for the entire quarter and include only two and a half months of our then 34% interest in Tele Danmark. We purchased our 34% interest in Tele Danmark in mid-January 1998. As part of the investment agreement, Tele Danmark repurchased and retired all remaining shares owned by the Danish government, effectively increasing our equity ownership to 41.6% of Tele Danmark in April 1998.

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 10:  Accounting for Software Costs

We implemented a new accounting requirement, Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999. This SOP, issued by the American Institute of Certified Public Accountants (AICPA) in March 1998, provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for our internal applications.

With the implementation of SOP 98-1 in the first quarter of 1999, we decreased operating expenses by $21 million ($13 million after-tax or $0.01 per share). We currently anticipate an annual operating expense reduction of $200 million for all of 1999. We have historically expensed most computer software costs as incurred and will be required to continue to expense all Year 2000 modification costs as incurred. We are amortizing most capitalized software over five years.


Note 11:  Subsequent Event

We have entered into an agreement to sell $750 million of 6.25% unsecured Eurodollar bonds, due May 18, 2009, 10 years from the scheduled closing date. We intend to use these proceeds to partially fund our pending investment in Bell Canada (see Note 3). The financing is being made through our financing subsidiary, Ameritech Capital Funding Corporation.


Note 12:  Segment Information

We have three reportable segments as defined by FAS 131, "Disclosures About Segments of an Enterprise and Related Information." They are communications, information and entertainment, and international.
The communications segment provides telecommunications services such as landline telephone service, cellular telephone and paging services, and call management and data services to business and residential customers primarily in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin. Communications services also include network access and interconnection services for interexchange carriers and competitive providers of local telephone service. The information and entertainment segment provides printed and online directories for business and residential users, security and alarm monitoring services for homes and businesses, and cable TV services. The international segment manages those of our investments in foreign ventures which we account for using the equity method of accounting. In addition to these reportable segments, we derive revenues from other nonreportable segments, including lease financing services.

Our reportable segments are strategic business units or aggregations of strategic business units that offer different products or services. They are managed separately based on differences in customer base, strategic objectives or regulatory environment. With the exception of the international segment, management evaluates segment performance based upon direct margin, which represents total revenues less direct expenses attributable to that segment. Results are normalized for one-time items. Management does not allocate corporate overhead, centralized information technology (IT) costs, interest income, interest expense, other nonoperating items or income taxes when measuring segment results. Corporate overhead and IT costs

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 12:  Segment Information (cont'd.)

are shown as a reconciling item in the reconciliation of segment profit to consolidated operating income below. The international segment is evaluated based on income from equity-method investees before one-time items. Following is a summary of information about segment profits and assets (dollars in millions):


COMMUNICATIONS
Three Months Ended March 31                         Increase  Percent
---------------------------
                                  1999      1998   (Decrease)  Change
                                  ----      ----    --------   ------
Revenues from
   external customers          $ 3,920   $ 3,613    $ 307       8.5
Intersegment revenues               33        30        3      10.0
Segment profit                   1,626     1,446      180      12.4
---------------------------------------------------------------------


INFORMATION AND ENTERTAINMENT
Three Months Ended March 31                         Increase  Percent
---------------------------
                                  1999      1998   (Decrease)  Change
                                  ----      ----    --------   ------
Revenues from
   external customers          $   552   $   494    $  58      11.7
Intersegment revenues                4         1        3      n/a
Segment profit                     131       160      (29)    (18.1)
---------------------------------------------------------------------


INTERNATIONAL
Three Months Ended March 31                         Increase  Percent
---------------------------
                                  1999      1998   (Decrease)  Change
                                  ----      ----    --------   ------
Income from
   equity-method investees     $   111   $   101    $  10       9.9
---------------------------------------------------------------------


OTHER BUSINESS ACTIVITIES
Three Months Ended March 31                         Increase  Percent
---------------------------
                                  1999      1998   (Decrease)  Change
                                  ----      ----    --------   ------
Revenues from
   external customers          $    42   $    38    $    4     10.5
Revenues from
   operating segments               21        17         4     23.5
Profit                              25        21         4     19.0
---------------------------------------------------------------------

               AMERITECH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999


Note 12:  Segment Information (cont'd.)


A reconciliation of reportable segment results to pretax income follows:

Three Months Ended March 31                         Increase  Percent
---------------------------
                                  1999      1998   (Decrease)  Change
                                  ----      ----    --------   ------
Communications and information
   and entertainment margins   $1,757    $1,606     $ 151       9.4
Margin from other
   business activities             25        21         4      19.0
Corporate and eliminations       (644)     (618)      (26)      4.2
Operating income before
   one-time items               1,138     1,009       129      12.8
One-time items
   in operating income             44      (104)      148    (142.3)
                               ------    ------
Operating income                1,182       905       277      30.6
Interest expense                  134       175       (41)    (23.4)
Income from international
   equity-method investees        111       101        10       9.9
Other income (expense)             --         4        (4)   (100.0)
Other one-time items               --       (54)       54    (100.0)
                               ------    ------
Pretax income                  $1,159    $  781     $ 378      48.4


---------------------------------------------------------------------



Assets by reportable segment as of March 31, 1999 and December 31, 1998 follows:

                                                    Increase  Percent
                                  1999      1998   (Decrease)  Change
                                  ----      ----    --------   ------

Communications                 $19,752   $19,899    $(147)     (0.7)
Information and
   entertainment                 2,853     2,868      (15)     (0.5)
International                    6,459     7,438     (979)    (13.2)
---------------------------------------------------------------------

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                    -----------------------------
               AMERITECH CORPORATION AND SUBSIDIARIES

             THREE MONTH PERIOD ENDED MARCH 31, 1999 vs.
               THREE MONTH PERIOD ENDED MARCH 31, 1998

RESULTS OF OPERATIONS
---------------------

Results of operations for the three months ended March 31, 1999 were impacted by a one-time, pretax credit of $44 million ($27 million after-tax or $0.03 per share) related to a reduction to our 1998 accrual for restructuring determined to be no longer needed. Results of operations for the three months ended March 31, 1998 were impacted by a one-time, pretax charge of $104 million ($64 million after-tax or $0.06 per share) for restructuring related to a cost containment program, as well as a one-time pretax charge of $54 million ($34 million after-tax, or $0.03 per share) for a currency-related fair value adjustment in conjunction with our January 1998 investment in Tele Danmark. Results for the three months ended March 31, 1999, compared with the prior year period, were as follows (dollars in millions, except per share amounts):

Three Months Ended March 31                         Increase  Percent
---------------------------
                                 1999      1998    (Decrease)  Change
                                 ----      ----     --------   ------
Income before one-time items  $  705     $  590     $  115     19.5
EPS before one-time items
  Basic                         0.64       0.54       0.10     18.5
  Diluted                       0.63       0.53       0.10     18.9
Net income                       732        492        240     48.8
Earnings per share
  Basic                         0.67       0.45       0.22     48.9
  Diluted                       0.66       0.44       0.22     50.0

---------------------------------------------------------------------
Segments
--------

The following discussion makes reference to a new segment reporting concept adopted in 1998. As discussed more fully in Note 12 to the condensed consolidated financial statements on pages 10 through 12, based on how we manage our business, we have three reportable segments. Our largest segment is communications, which provides landline telephone service, cellular telephone and paging services, as well as call management and data services to business and residential customers. Our second segment is information and entertainment, which provides printed and online directories for business and residential users, security and alarm monitoring services for homes and businesses, and cable TV services. Our third reportable segment is international, which manages our minority equity investments in foreign ventures. The international segment has no revenues, as all accounting activity is recorded using the one-line equity method of accounting. We evaluate the performance of our two revenue-producing segments on a direct margin basis, which represents total revenues of that segment less direct expenses attributed to it (excluding corporate allocations, information technology costs, interest income or expense, income taxes and certain other costs).

Our communications segment is characterized by stable revenue growth and solid earnings. Revenue growth in the information and entertainment segment is somewhat higher, in part due to acquisitions, but earnings growth is more modest due to the start-up nature of our cable TV operation and normal integration costs being incurred in our security services business. The international segment continues to contribute to earnings growth.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Segments (cont'd.)
------------------

Total direct margin for reportable segments was $1,757 million in the first quarter of 1999 and $1,606 in the first quarter of 1998.
Direct margin for the communications segment represented approximately 92% in the first three months of 1999 compared with 90% for the same period of 1998, and margin from the information and entertainment segment represented the remaining 8% and 10% for those same periods.

Direct margin in the communications segment increased in the first quarter of 1999 due to increased profitability in the cellular business, increased revenues from higher margin call management services and steady growth in our landline communications business.

Margins in the information and entertainment segment have been impacted by acquisitions we have made in our security services business. While these acquisitions have added to revenues, normal integration costs have impacted our margins. Further, the start-up nature of our cable TV business, which did not have any revenues until mid-1996 and now has more than 200,000 customers, has also affected margins in this segment.

Segment assets in our international segment decreased $979 million or 13.2% from $7,438 million as of December 31, 1998 to $6,459 million as of March 31, 1999. This decrease reflects the receipt of $750 million in installment sales proceeds resulting from the sale of substantially all our TCNZ shares, which was a receivable as of December 31, 1998, and translation adjustments resulting from a strong U.S. dollar when compared with local foreign currency (see
Note 7).

---------------------------------------------------------------------
Revenues
--------

We derive most of our revenues from the provisioning of landline telephone service and supporting products, which represents approximately 78% of total revenues from operating segments. Other significant sources of revenue in the first quarter of 1999 include cellular and paging, which contributed approximately 10% of total revenues, and directory advertising, which represented approximately 8% of total revenues.

Revenues increased by 7.8% to $4.46 billion in the first quarter of 1999, compared with $4.13 billion in the first quarter of 1998. Revenue growth resulted from strong gains in local service and data services revenues. Rate reductions, resulting primarily from lower access charges for landline communications services, partially offset the increase. Revenue growth in the first quarter of 1999 was 8.5% in our communications segment and 11.7% in our information and entertainment segment, due to strong growth in our security, Internet access and directory businesses.

---------------------------------------------------------------------
Local service
-------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,849     $1,682     $  167      9.9

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and most public phone revenues. These revenues are included in the results of our communications

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Local service (cont'd.)
-----------------------

segment. Local service revenues increased for the three months ended March 31, 1999 due largely to a 14% increase in revenues from call management services, resulting from strong growth in both the number of activated features subscribed to on a monthly basis and services provided on a pay-per-use basis. Demand for data transport and Internet access services also increased. Total access lines in service grew by 2.2% over the comparable prior year period, including the impact of 89,000 fewer access lines sold to Century Telephone Enterprises, Inc., in December 1998.

There were 21,146,000 access lines in service as of March 31, 1999 compared with 20,699,000 as of March 31, 1998 (restated to standardize counting of voice-grade equivalent lines).

---------------------------------------------------------------------
Network access
--------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Interstate
----------

Three Months Ended            $  675     $  614     $   61      9.9
Intrastate
----------
Three Months Ended            $  138     $  140     $  (2)     (1.4)

Network access revenues include fees charged to interexchange carriers that use our local landline communications network to connect customers to their long-distance networks. In addition, end users pay flat rate access fees to connect to the long-distance networks. These revenues are generated from both interstate and intrastate services and are included in the results of our communications segment.

Interstate network access revenues increased for the three months ended March 31, 1999 due primarily to a 37% increase in high-capacity channels. Demand for dedicated circuits grew as Internet service providers and other high-capacity users increased their utilization of our network. Interstate minutes of use increased by 5.8% for the three months ended March 31, 1999, compared with the same period last year, due primarily to growth in the number of calls handled for interexchange carriers. These increases were partially offset by rate reductions effective July 1, 1998 under the FCC annual access filing. These rate reductions were partially offset by increased end user fees resulting from the number portability surcharge effective February 1, 1999.

Intrastate network access revenues decreased for the three months ended March 31, 1999 due primarily to intrastate access rate reductions that became effective in July 1998. We experienced volume increases, largely resulting from growth in network usage by alternative providers of intraLATA toll service in Indiana and Ohio, which implemented Dial 1 + capability in February 1999, as well as in Michigan where Dial 1 + capability was expanded. These volume increases, combined with an increase in revenues from special access services, partially offset the decreases. Intrastate minutes of use increased by 9.2% for the three months ended March 31, 1999, compared with the same period last year.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Long-distance service
---------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  369     $  341     $   28      8.2

Most of our long-distance service revenues result from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA). We have also started to provide long-distance service outside our five-state region. These revenues are included in the results of our communications segment.

Long-distance service revenues increased for the three months ended March 31, 1999, reflecting out-of-region volume increases, partially offset by in-region volume decreases. Out-of-region volume increases were attributable to our long-distance unit, Ameritech Communications, Inc., which is certified to provide long-distance service outside our region, and Ameritech Global Gateway Services, a subsidiary offering international switching and transport capabilities. In-region volume decreases resulted largely from implementation of Dial 1 + capability in Indiana and Ohio in February 1999, together with existing Dial 1 + capability in Illinois, Michigan and Wisconsin, which increased competition in our intraLATA toll markets.

---------------------------------------------------------------------
Cellular, directory and other
-----------------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,424     $1,356     $   68      5.0

Cellular, directory and other revenues include revenues from cellular communications services, paging services, telephone directory publishing, lease financing and billing and collection services, telephone equipment sales and installation, security services and cable TV programming. These revenues result from both our communications and information and entertainment segments, as well as from other business activities such as lease financing, not included in results of reportable segments.

Cellular, directory and other revenues increased for the three months ended March 31, 1999, due to the following factors:
- Increased directory revenues, resulting primarily from a revised directory agreement for Illinois and parts of Indiana, as well as higher revenues from our Internet yellow pages service;
- Higher wireless revenues resulting from growth in the number of cellular subscribers compared with the same period last year. We had 3.7 million total cellular subscribers, compared with 3.3 million in the comparable prior year period; and,
- Other miscellaneous revenue increases resulting primarily from increased revenues from cable TV, capital services, security services and voice mail.

These revenue increases were partially offset by a $28 million retroactive revenue adjustment resulting from an FCC ruling which lowered the pay phone per call compensation we receive from other communications companies.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Operating expenses
------------------

Total operating expenses increased by $45 million, or 1.4%, to $3.27 billion in the first quarter of 1999. The increase occurred primarily in our communications segment, reflecting increased depreciation and amortization, cost of sales and access charge expenses. These increases were partially offset by a restructuring credit of $44 million in the first quarter of 1999, as compared with a restructuring charge of $104 million in the first quarter of 1998.

---------------------------------------------------------------------
Employee-related expenses
-------------------------

                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,032     $1,042     $ (10)     (1.0)

Employee-related expenses decreased for the three months ended March 31, 1999, due primarily to lower employee levels across most subsidiaries, except our data subsidiaries, where employee levels have increased. This decrease was partially offset by wage rate increases reflecting new union contracts effective in mid-1998.

We employed 69,624 people as of March 31, 1999, compared with 72,944 as of March 31, 1998.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  710     $  663     $   47      7.1

Depreciation and amortization expense increased for the three months ended March 31, 1999 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories contributed to the increase, as we used shorter depreciable lives for newer technologies. Amortization of goodwill and other intangibles also contributed to the increase.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $1,413     $1,261     $  152     12.1

Other operating expenses increased for the three months ended March 31, 1999. This was due primarily to higher access charge expenses resulting from state commission rulings (which we are contesting) requiring local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers (ISPs) who, in turn, are customers of competing local exchange carriers. Access charges also increased at Ameritech Communications, Inc., our out-of-region long-distance provider, and at Ameritech Global Gateway Services, our international wholesale long-distance provider.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other operating expenses (cont'd.)
----------------------------------

Cost of sales increased for the three months ended March 31, 1999 due primarily to growth in sales at our cellular, data and security services operations. Cost of sales also increased as a result of our acquisition of Clover Technologies, a data integration company, in the fourth quarter of 1998. We also had increased costs of sales related to sales of customer premises equipment. Material costs at our landline communications subsidiaries also contributed to the increase. A decrease in contract services expenses, due to our cost containment program, and advertising, due to refocused sales and marketing efforts, partially offset these increases.

Effective January 1, 1999, we adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use," which required the capitalization of $21 million in software costs that previously would have been expensed. (see Note 10).

---------------------------------------------------------------------
Restructuring
-------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $ (44)     $  104     $(148)   (142.3)

As discussed more fully in Note 8, we recorded a restructuring charge of $104 million in 1998 and reversed a portion of it ($44 million) in 1999. This restructuring was the principal reason for the reduction in employees previously noted.

---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  162     $  158     $    4      2.5

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes increased for the three months ended March 31, 1999 primarily as a result of increases in gross receipts taxes, principally in Illinois and Wisconsin. These tax increases were largely offset by property tax decreases resulting from tax reform, primarily in Ohio, and lower property tax assessments at our cellular unit.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
-----------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  134     $  175     $ (41)    (23.4)

Interest expense decreased for the three months ended March 31, 1999, due primarily to our redemption of $1.3 billion in long-term debt in late 1998.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other income, net
-----------------
                                                      Change
                                     March 31        (Income) Percent
                                  ------------
(dollars in millions)            1999      1998      Expense   Change
 -------------------             ----      ----      -------   ------

Three Months Ended            $  111     $   51     $   60    117.6

Other income, net includes earnings related to Ameritech's investments (accounted for by the equity method of accounting), interest income and other nonoperating items.

Other income, net increased in the three months ended March 31, 1999 as compared with the comparable prior year period, as a result of a one-time charge reflected in the first quarter of 1998. This one-time pretax charge of $54 million ($34 million after-tax) was a currency-related fair-value adjustment related to our investment in Tele Danmark. Excluding this one-time charge, other income, net increased between the first quarter of 1999 and that of 1998 due to increased equity earnings. The first quarter of 1998 included the equity earnings of TCNZ, prior to the public sale of substantially all of our shares in April 1998. Equity earnings have increased in the first quarter of 1999 reflecting strong financial results and earnings growth from our European investments.

---------------------------------------------------------------------
Income taxes
------------
                                     March 31       Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $  427     $  289     $  138     47.8

Income taxes increased for the three months ended March 31, 1999, primarily as a result of the change in pretax earnings, discussed above.

---------------------------------------------------------------------
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
Cash flows from operating activities
------------------------------------

Cash flows from operations were $1,610 million for the three months ended March 31, 1999 compared with $1,120 million for the prior year period, an increase of $490 million. The increase was due primarily to solid growth in our business, combined with improved levels of working capital.

---------------------------------------------------------------------
Cash flows from investing activities
------------------------------------

Cash flows received from investing activities were $31 million for the three months ended March 31, 1999, compared with cash flows used by investing activities of $3,297 million for the three months ended March 31, 1998. Capital expenditures increased to $718 million for the three months ended March 31, 1999, as compared with $658 million for the comparable prior year period, reflecting continued investment in the core communications segment. In January 1998, we invested $3.1 billion in Tele Danmark, the national communications provider in Denmark. Also in the first quarter of 1998, we received proceeds of approximately $473 million from the repayment by General Electric of the note related to our GEIS investment. In the first quarter of 1999, we received proceeds of $750 million, representing installment payments from the sale of substantially all our TCNZ shares.

               AMERITECH CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Cash flows from financing and other activities
----------------------------------------------

Cash flows used by financing activities were $1,114 million for the three months ended March 31, 1999, compared with cash received from financing activities of $2,086 million for the three months ended March 31, 1998. Financing activity in the first three months of 1998 included issuance of $2.5 billion of long-term debt primarily to finance our acquisition of Tele Danmark. Other financing activities for the first three months of 1998 include repayment of short-term borrowings of $135 million and payment of our quarterly dividend of $329 million. We also reissued treasury shares for $167 million, and repurchased shares of our stock for $108 million.

Financing activities for the first three months of 1999 included repayment of short-term borrowings of $721 million, reflecting the use of cash flow generated by operations and proceeds from the sale of TCNZ shares. Our quarterly dividend payments increased to $349 million in the first three months of 1999, reflecting the 5.8% increase in the rate of our quarterly dividend on relatively constant shares outstanding. We also repurchased 2.4 million shares for $152 million, while receiving proceeds of $109 million from reissuance of treasury shares.


---------------------------------------------------------------------
Company stock repurchase program
--------------------------------

Our Board of Directors has periodically authorized management to repurchase shares of Ameritech stock in the open market. Management has the authority to repurchase approximately $1.345 billion of additional Ameritech stock as of March 31, 1999; however, we have agreed with SBC as part of the Merger Agreement to repurchase shares only in connection with share issuance requirements under certain benefit plans.


---------------------------------------------------------------------
Debt ratio
----------

Our debt ratio was 40.3% as of March 31, 1999, compared with 42.9% as of December 31, 1998. The decrease resulted primarily from strong cash flow in the first quarter of 1999.


---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------

The ratio of earnings to fixed charges for the three months ended
March 31 was 7.07 in 1999 and 4.42 in 1998.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other Matters
-------------

Regulatory Environment
----------------------

The Telecommunications Act of 1996

The Telecommunications Act of 1996 (the 1996 Act) was intended to stimulate competition in the market for communications services and to remove barriers that prevented the telecommunications, cable TV and broadcast industries from entering each others' businesses. The 1996 Act addresses various aspects of competition within, and regulation of, the communications industry. In general, it includes provisions designed to open local exchange markets to competition and afford the RHCs and their affiliates the competitive opportunity to provide interLATA (long-distance) services. Under the 1996 Act, the RHCs' ability to provide in-region long-distance services is dependent upon their satisfaction of, among other conditions, a 14-point "competitive checklist" of specific requirements for opening the local market to competition.

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

The Supreme Court upheld the FCC's determination that the definition of a network element could include items beyond physical facilities and equipment, such as operational support systems, operator services, directory assistance and vertical

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

services such as call forwarding and caller notification. It further ruled that the FCC could bar ILECs from separating already combined unbundled network elements. However, the Supreme Court overturned the FCC's rule identifying and requiring ILECs to offer specific network elements, finding that the FCC had not adequately considered, as required by the 1996 Act, whether those specific unbundled network elements were "necessary" or whether the failure to provide access to them might "impair" the ability of CLECs to provide competitive services. We believe that this ruling supports our view that the objectives of the 1996 Act, including development and deployment of advanced technologies desired by customers, will best be served by encouraging infrastructure investments, rather than through unlimited blanket access to all ILEC network elements. On April 16, 1999, in response to the Supreme Court's decision, the FCC issued a Second Further Notice of Rulemaking regarding which network elements should be made available to competitors.

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

In February 1999, we sought review by the U.S. Supreme Court of the separate 1998 Eighth Circuit Court decision regarding shared transport. In that earlier decision, the Eighth Circuit Court had upheld the FCC's determination that "shared transport," which would include access to all of an ILEC's transport facilities, is a network element that should be made available to competitors on an unbundled basis. In April 1999, the Government filed its opposition to our petition.

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

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

Reciprocal Compensation (cont'd.)

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

We believe that this FCC ruling confirms our view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not payable in connection with dial-up access to the Internet via ISPs. We therefore intend to continue to pursue judicial appeals of the contrary state commission determinations that preceded this FCC ruling. Cases that involve appeals by our landline communications subsidiaries of adverse decisions are currently pending before the U.S. Court of Appeals for the Seventh Circuit and U.S. District Courts in Michigan and Wisconsin. In Ohio, the PUCO recently ruled on rehearing that our Ohio landline communications subsidiary is required to make reciprocal compensation payments. We intend to appeal that order to the U.S. District Court. We have filed a petition for rehearing of a similar adverse determination by the Indiana Utility Regulatory Commission (IURC).

We believe that our view, that reciprocal compensation is not payable in these circumstances, ultimately should be upheld. However, there can be no assurance as to that outcome or that our landline communications subsidiaries will not be required to begin or continue to make such reciprocal compensation payments under existing interconnection agreements. Pending the outcome of our current judicial appeals, our Illinois, Michigan and Wisconsin landline communications subsidiaries are making reciprocal compensation payments, under protest, pursuant to existing interconnection agreements with CLECs providing services to ISPs. Our Ohio landline communications subsidiary has been ordered to begin to make reciprocal compensation payments on or about June 19, 1999. In addition to such payments, we are making periodic accruals of amounts which may become payable in Indiana in the event our view is not ultimately upheld.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

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

In its Access Reform Order, the FCC restructured interstate access pricing and adopted changes to its tariff structure that require ILECs to use rates that reflect the type of costs incurred. In addition to the changes introduced in connection with the Access Reform Order, we have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed with the Illinois, Michigan and Wisconsin state commissions seeking lower access charges. The state commissions in Illinois (the ICC) and Michigan (the Michigan Public Service Commission or MPSC), in response to such filings, have ordered us to split the intrastate primary interexchange carrier charge (PICC) into two separate per-line components, with one-half of the total charge payable by the intraLATA toll carrier and the other half by the interLATA toll carrier. A similar split of the intrastate PICC was ordered by the IURC in its ongoing investigation of universal service and access reform. Accordingly, the revenues we receive from this charge will decrease to the extent that we are the intraLATA toll carrier. In addition, the MPSC required that these changes be made retroactive to January 1, 1998, when the initial tariffs for this charge were filed. We have appealed the MPSC's order.

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

Regulatory Environment (cont'd.)
--------------------------------

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

Pay Phone Per Call Compensation

In February 1999, the FCC ruled on remand from the D.C. Circuit Court that the rate interexchange carriers are to pay us for their customers' "dial-around" access or toll-free calls originating on our pay phones be decreased from $0.284 per call to $0.24 per call commencing on the April 1999 effective date of the order. The FCC also directed that a reduced rate of $0.238 per call be applied retroactively for the period from October 7, 1997 through the effective date of the FCC order. Based on the February 1999 FCC ruling, which is under appeal, our pay phone revenues were reduced by approximately $28 million in the first quarter of 1999.

Audit Report on Continuing Property Records

On March 12, 1999, the FCC released the result of a staff-level audit of the property records of certain central office equipment maintained by the RHCs, including our landline communications subsidiaries. Based solely on a physical verification audit, this report alleged an overstatement, and consequently recommended a write-

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Regulatory Environment (cont'd.)
--------------------------------

Audit Report on Continuing Property Records (cont'd.)

off, of approximately $567 million of our central office equipment. In releasing this audit report, the FCC stated that it did not pass judgment on its accuracy or the reasonableness of the audit's conclusions or recommendations.

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

The FCC is currently seeking public comment on issues raised by the audit results.

State Regulatory Commissions

ILLINOIS

In 1994, the ICC approved Advantage Illinois, providing a framework for regulating Ameritech Illinois by capping prices for noncompetitive services. At the same time, the ICC approved a cap on the monthly line charge for residential customers and residential calling rates within local calling areas at March 1992 levels for five years ending October 1999. In return for these price protections, the ICC removed a ceiling on earnings to reflect the increasingly competitive communications industry and to create incentives to invest in new technology, develop new services and improve efficiency. Lower prices are reflected in several product and service areas, but the largest portion of the reductions comes from lower usage rates in certain parts of the Chicago area. These rate reductions primarily impact local service revenues. This is the fifth consecutive year of price reductions, now totaling $747 million, under the Advantage Illinois price cap plan.

The ICC approved an Interim Order in December 1998 in Phase I of a proceeding investigating access charges and universal service. Phase I dealt with tariff compliance issues. Phase II hearings, which dealt with policy issues for non-rural local exchange carriers, concluded on March 26, 1999.

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

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Regulatory Environment (cont'd.)
--------------------------------

State Regulatory Commissions (cont'd.)

INDIANA (cont'd.)

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

Ameritech Indiana has offered Dial 1 + capability in local toll markets since February 8, 1999.

MICHIGAN

The Michigan Telecommunications Act (MTA), which is in effect until January 2001, regulates certain telecommunications services provided by Ameritech Michigan. In 1996, the MPSC issued two orders requiring Ameritech Michigan to provide statewide dialing parity on intraLATA toll calls or to discount intraLATA toll access rates by 55% where dialing parity was not implemented. In January 1997, the Michigan Court of Appeals issued a stay of the MPSC orders pending a determination of Ameritech Michigan's appeal on the merits. In August, the Michigan Supreme Court declined AT&T's and MCI's motion to vacate the Court of Appeals' stay. In May 1998, the Court of Appeals issued a decision which reversed the 1996 MPSC orders. The Court concluded that, under the plain language of the MTA, Ameritech was required to provide intraLATA toll dialing parity to no more than 10% of its customers on January 1, 1996, until Ameritech obtained interLATA relief. The Court of Appeals also reversed the imposition of a 55% discount on access charges. The Michigan Supreme Court granted applications for leave to appeal filed by AT&T, MCI WorldCom, the MPSC and the Michigan Attorney General. The Michigan Supreme Court heard oral argument on March 11, 1999, and a decision on the merits of the appeal is expected later this year.

While its application for leave to appeal was pending, MCI filed another MPSC complaint asking the MPSC to reinstate the 55% discount on access charges and to issue a new mandate for dialing parity. The MPSC granted MCI's complaint and required immediate implementation for the remaining 30% of our access lines in its January 19, 1999 order. Ameritech filed a motion for stay of the MPSC's order on January 22, 1999. The Michigan Court of Appeals granted that stay on February 9, 1999.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Regulatory Environment (cont'd.)
--------------------------------

State Regulatory Commissions (cont'd.)

MICHIGAN (cont'd.)

MCI and AT&T have applied to the Michigan Supreme Court to vacate the stay and to bypass the Michigan Court of Appeals. On February 16, 1999, Ameritech Michigan filed a response to the Motion. The Supreme Court has not ruled on the motion.

On April 9, 1999, Ameritech Michigan filed an amended implementation plan with respect to the remaining 30% of access lines for which dialing parity had not been implemented. On April 12, 1999, the MPSC approved the plan. Intrastate toll dialing parity was implemented statewide for Michigan Bell access lines on May 12, 1999.

OHIO

In January 1995, Ameritech Ohio implemented the Advantage Ohio price regulation plan following approval by the PUCO. Rates for all services were capped in 1995 and rates for basic access lines and usage were capped for an additional five years. The plan provides for the ability to flexibly price competitive and discretionary services. Since the inception of the plan, Ameritech Ohio has reduced rates in excess of $110 million. At the same time, Ameritech Ohio has invested $1.5 billion over four years improving the telecommunications network. Ameritech Ohio has committed to meeting certain benchmarks for the deployment of advanced technology to schools, hospitals and libraries, funding of community computer centers, a discounted Lifeline telephone service for low-income customers and $21 million in grants for new technology in public schools and for economic development. As part of the Merger settlement approval by the PUCO, rates for basic residential service will not increase. The current price cap plan will be extended until January 2002.

Pursuant to an order of the PUCO, Ameritech Ohio implemented Dial 1 + capability in all of its exchanges effective February 8, 1999.

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

Year 2000 Readiness Disclosure
------------------------------

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

We have established a centrally managed, companywide initiative to identify, evaluate and address Year 2000 issues. Begun in May 1996, our Year 2000 effort covers our network and supporting infrastructure for our provision of local switched and data telecommunications services, cellular and paging services, cable TV service and security services. Also within the scope of this initiative are our operational and financial information technology (IT) systems and applications, end-user computing resources, and building systems, such as security, elevator, and heating and cooling systems. In addition, the project includes a review of the Year 2000 compliance efforts of our key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it is structured to identify and prioritize our efforts for mission-critical systems, network elements and products, and key business partners.

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among our business units and the phases often are conducted in parallel, as of March 31, 1999, the inventory and assessment phases have been substantially completed, the remediation and testing phases are nearing completion, and the deployment phase is well under way.

As of March 31, 1999, nearly all of our network elements requiring corrective activity, including substantially all of our core network switches and other network components that we regard as mission-critical, have been made Year 2000 ready and deployed back into production. As of March 31, 1999, more than 98% of our total identified IT applications, including substantially all that we have determined to be mission-critical, have been remediated, and a majority of all corrected applications have completed certification testing and been deployed back into production. We have also made substantial progress in Year 2000 readiness preparations for our remaining infrastructure components (buildings and physical

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
----------------------------------------

facilities, internal voice telephone systems, and desktop PCs), and these efforts are scheduled to be completed in mid-1999. Final integration testing for certain critical systems and processes is scheduled to be completed by the end of the third quarter of 1999.

With the majority of our various systems remediated and a substantial portion of those already tested and deployed back into production, we believe we are well positioned to complete the remediation and deployment of our remaining systems, any additional testing that may be necessary, and the development of our business contingency and continuity plans in advance of the Year 2000 transition. However, our ability to meet that goal remains dependent upon a variety of factors, including the timely provision of necessary upgrades and modifications by our suppliers and contractors. In some instances, upgrades or modifications are not expected to be available until mid- or late-1999.

We have sought Year 2000 readiness information from various third-party suppliers on whom we depend for certain products or essential services (such as electric utilities, interexchange carriers, etc.), but we have no method of ensuring that these suppliers will convert their critical systems and processes in a timely manner. We are developing business contingency and continuity plans (see discussion below), and are continuing to work with our key suppliers as part of a supplier compliance program to seek to minimize such risks.

There also may be Year 2000 issues in customer premises equipment
(CPE), including CPE that we have sold or maintained and CPE that is used in connection with 911 services. Although the customer generally is responsible for CPE, customers could attribute a Year 2000 disruption in their CPE to a malfunction of our network service. We have taken steps to encourage many of our customers potentially at risk to undertake the necessary assessment and remedial activities to avoid a Year 2000 problem with their equipment and systems.

We currently estimate that we will incur expenses of approximately $250 million through 2001 in connection with our anticipated Year 2000 efforts, of which approximately $128 million had been incurred through March 31, 1999. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. We also expect to incur certain capital improvement costs (totaling approximately $14 million) to support this project. Such capital costs ($12 million as of March 31, 1999) are being incurred sooner than originally planned but, for the most part, would have been required in the normal course of business.

We have significant minority investments in large telecommunications providers in Belgium, Denmark and Hungary. Each of those companies has plans in place and activities under way to address Year 2000 issues, and we are offering advice in these efforts as practical. Based on information reported to us, the estimated proportionate share of these companies' Year 2000 conversion costs that will flow through to our earnings is not expected to be material. As is true for many companies outside the United States, we believe that the Year 2000 readiness efforts of these carriers has not progressed as far as our own, and we expect that the Year 2000 readiness conversion and testing activities at some of these companies will continue into late 1999.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
----------------------------------------

As with other communications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 program in one or more of our mission-critical network elements or IT applications could cause a significant disruption of or interruption in certain of our normal business functions. Based on our assessments and work to date, we believe that any such material disruption to our operations due to failure of an internal system is unlikely. However, due to the uncertainty inherent in Year 2000 issues generally and those that are beyond our control in particular (e.g., the final Year 2000 readiness of our suppliers, customers, utilities, interconnecting carriers, and joint venture and foreign investment interests), there can be no assurance that one or more such failures would not have a material impact on our results of operations, liquidity or financial condition.

As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of contingency and continuity plans tailored to meet Year 2000-related challenges. This work is being performed through centrally managed, companywide teams organized by critical business functions (including ordering, provisioning, maintenance, billing and power). Our contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

The above information is based on our current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modification actions and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of Year 2000 remedial efforts of our customers and suppliers, and similar uncertainties.

Euro Conversion
---------------

On January 1, 1999, 11 of the 15 member countries of the European Union formed the Economic and Monetary Union (EMU) and established fixed conversion rates between their sovereign currencies and the future European currency unit, the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The sovereign "legacy" currencies of these countries will continue in circulation within the respective countries until at least January 1, 2002, but not later than July 1, 2002. At the time of final conversion, new euro-denominated bills and coins will be used exclusively.

Our international business segment consists of several significant minority investments in Europe, including Belgacom in Belgium, Tele Danmark in Denmark and Matav in Hungary. Of these, only Belgium is among the countries that will convert

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Euro Conversion (cont'd.)
-------------------------

to the euro; Tele Danmark, however, has operating affiliates in several participating countries. Management at these companies must address several issues related to the conversion, including increased price transparency, the tax treatment of conversion gain or loss, changes to business processes and modification of information systems to process euro-denominated transactions during the transition period.

Management at our European affiliates has informed us that efforts to convert computer systems and business processes are well under way and are scheduled to be complete by the time the conversion takes place. Based on information reported to us, the estimated proportionate share of euro-related costs that will flow through to our earnings is not expected to be material.

Effects of foreign currency fluctuations
----------------------------------------

Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. For the quarter ended March 31, 1999, due to fluctuations in the U.S. dollar, we recognized some foreign exchange transaction gains and losses and currency translation adjustments related to these investments. Foreign exchange transaction gains and losses incurred by wholly owned subsidiaries affected operating income. Transaction gains and losses incurred by other international ventures (primarily equity-method investments) affected other income, net. Translation adjustments resulted in a change in the investment balance and a corresponding change in accumulated other comprehensive income on the consolidated balance sheet. While future fluctuations in currency exchange rates could impact results of operations or financial position, we expect foreign investments to continue to provide strong financial results and earnings growth.

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

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Disclosures about market risk (cont'd.)
---------------------------------------


                         March 31, 1999     Dec. 31, 1998
                         --------------     -------------
Risk Category
  Interest rates                  $38               $ 39
  Foreign exchange                 --                 --

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

The fair market value at risk remained relatively constant as of March 31, 1999 as compared with the valuation at December 31, 1998. As previously noted, the value-at-risk model does not consider our significant foreign equity-method investments. The level of commercial paper borrowing decreased from December 31, 1998 levels, reflecting the receipt of the TCNZ share sale installment at March 31, 1999. Volatility in interest rates has also moderated somewhat for the shortest term commercial paper maturities.

FAS 133

In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides standardized accounting and disclosure guidance for derivative instruments and the derivative portion of certain similar contracts. It amends FAS 52, "Foreign Currency Translation," and FAS 107, "Disclosures about Fair Values of Financial Instruments," and it supersedes a number of other financial accounting standards.

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

FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and is to be adopted as of the beginning of the fiscal year. At the time of adoption, all derivative instruments are to be measured at fair value and recorded on the balance sheet. Any differences between fair value and carrying amount at that time will be recorded as a cumulative effect of a change in accounting principle, in either net income or other comprehensive income, as appropriate. Adoption of this statement may or may not have a material impact on our results of operations or financial position, depending on the nature and magnitude of derivative activity in which we engage and the changes in market conditions with respect to foreign currencies, interest rates or other underlying values. We have not yet quantified the impacts of the initial adoption of FAS 133 on our results of operations or financial condition, nor have we determined when we will implement the new standard.

               AMERITECH CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

Some of the information presented in, or in connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- Changes in economic and market conditions that impact the demand for our products and services, or for products and services by companies in which we have substantial investments;
- The effects of vigorous competition in the local exchange, intraLATA toll, cellular, data, cable TV, directory advertising or security services markets;
- Federal regulatory developments that impact the telecommunications, security services and cable TV industries, and pending regulatory issues in state jurisdictions, as well as the outcome of any related judicial reviews;
- The timing of and costs associated with entry into the interLATA long-distance market;
- The timing of, and potential regulatory or other considerations relating to, the consummation of our proposed merger with SBC;
-  The potential impact of issues related to Year 2000 compliance;
- Risks inherent in international operations, including possible economic, political or monetary instability, as well as the potential impact of Year 2000 compliance and euro currency conversion issues; and,
- The impact of new technologies and the potential effect of delays in development or deployment of such technologies.

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

               AMERITECH CORPORATION AND SUBSIDIARIES



Part II - Other Information
---------------------------

Item 4 Submission of Matters to a Vote of Security Holders.
------ ---------------------------------------------------
(a)   Our 1999 Annual Meeting of Shareowners was held on
      April 21, 1999.

        The number of common shares present at the Annual Meeting in person or by proxy and voting and withholding authority to vote in the election of Directors was 915,854,556. This represented more than a majority of the common shares of Ameritech outstanding on February 22, 1999, the record date for the Annual Meeting, and therefore constituted a quorum.

(b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were elected Directors of Ameritech to one-year terms expiring in 2000.

      DIRECTORS                       FOR       WITHHELD
      ---------                       ---       --------
      Donald C. Clark             901,222,897   14,631,659
      Melvin R. Goodes            902,345,866   13,508,690
      Hanna Holborn Gray          900,958,302   14,896,254
      James A. Henderson          902,120,675   13,733,881
      Sheldon B. Lubar            901,233,768   14,620,788
      Lynn M. Martin              901,282,269   14,572,287
      Arthur C. Martinez          901,721,915   14,132,641
      John B. McCoy               902,252,956   13,601,600
      Richard C. Notebaert        899,613,659   16,240,897
      John D. Ong                 901,653,140   14,201,416
      A. Barry Rand               902,262,687   13,591,869
      Laura D'Andrea Tyson        900,706,416   15,148,140
      James A. Unruh              902,432,145   13,422,411

      Each Director nominee received the favorable vote of more than 98% of the shares voted.

(c) Shareowners ratified the appointment of Arthur Andersen LLP, as independent public accountants, to audit the consolidated financial statements for the current year ending December 31, 1999. The vote was 902,451,511 shares FOR and 6,944,524 shares AGAINST such ratification, with 6,458,521 shares abstaining.

(d) A proposal by a shareowner to provide for cumulative voting in the election of directors was not approved, as it received a favorable vote of only 27.33%, less than the majority required for its adoption. A total of 222,711,925 shares were voted FOR the proposal, 542,138,498 shares were voted AGAINST it, 50,236,449 shares abstained (with the same effect as votes against the proposal) and broker nonvotes were recorded as to 100,767,684 shares.

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

   (a)     Exhibits
           --------
       10a  Ameritech Plan for Non-Employee Directors' Travel
            Accident Insurance (corrected).

       10b Form of Ameritech Split-Dollar Agreement pursuant to the Ameritech Key Management Life Insurance Plan.

       10c Form of Ameritech Collateral Assignment Agreement pursuant to the Ameritech Key Management Life Insurance Plan.

       10d Form of Ameritech Split-Dollar Agreement pursuant to the Ameritech Estate Preservation Plan.

       10e Form of Ameritech Collateral Assignment Agreement pursuant to the Ameritech Estate Preservation Plan.

       10f  Form of option agreements under the Ameritech
            Corporation Long-Term Stock Incentive Plan.

       10g Form of option agreements with dividend equivalents under the Ameritech Long Term Incentive Plan or the
            Ameritech Corporation Long-Term Stock Incentive Plan.

       10h  Amendment, dated April 30, 1999, to Stock Option
            Agreements covering outstanding options approved for issuance on or after April 8, 1998 and granted before April 1, 1999.

       10i Amendment, dated April 30, 1999, to 1996, 1997 and 1998 Stock Option Agreements with Dividend Equivalents.

       12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 1999 and 1998.

       27   Financial Data Schedule.

   (b)     Reports on Form 8-K
           -------------------
       We filed a Current Report on Form 8-K dated January 21, 1999 under Item 5, Other Events and Item 7, Financial Statements and Exhibits, to report our earnings for the fourth quarter and year ended December 31, 1998.

       We filed a Current Report on Form 8-K dated February 18, 1999 under Item 5, Other Events and Item 7, Financial Statements and Exhibits, to file certain financial information concerning Ameritech and its subsidiaries.

       We filed a Current Report on Form 8-K dated March 25, 1999 under Item 5, Other Events and Item 7, Financial Statements and Exhibits, to announce a strategic partnership with BCE Inc., in which Ameritech will invest approximately Cdn $5.1 billion (US $3.4 billion) for a 20% minority stake in Bell Canada.

                             SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                            Ameritech Corporation




Date:   May 13, 1999                        By:  /s/ Barbara A. Klein
                                            ------------------------------
                                            Barbara A. Klein
                                            Vice President and Comptroller

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

GLOSSARY (cont'd.)

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

GLOSSARY (cont'd.)

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

Voice-grade equivalent -
------------------------
a channel or other portion of a high-capacity access line that can be used to transmit voice or data traffic.

Voice mail -
------------
a service that automatically answers calls and distributes messages.

Wireless -
----------
voice, data and video communications that use radio frequencies rather than wires for transmission. Includes cellular, paging and personal communications services.