Form 10-Q
period 1999-06-30
AMERITECH CORP /DE/
filed 1999-08-03
CIK 732715

      cover
---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999
-------------------------------------------

or
-------------------------------------------

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

At June 30, 1999, 1,099,390,755 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I
                           FINANCIAL INFORMATION

ITEM                                                                 Page
----                                                                 ----

 1.    Financial Statements
       Condensed Consolidated Statements of Income for
          the three and six months ended
          June 30, 1999 and 1998                                      1


       Condensed Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998                         2


       Condensed Consolidated Statements of Cash Flows for
          the six months ended June 30, 1999 and 1998                 3


       Notes to Condensed Consolidated Financial Statements          4-14


 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                          15-39


 3.    Quantitative and Qualitative
        Disclosures About Market Risk                                40


                                  PART II
                             OTHER INFORMATION


 6.  Exhibits and Reports on Form 8-K                                41

     Glossary                                                      43-45

                      Item 1 - Financial Statements
                      -----------------------------
                 AMERITECH CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in millions, except per share amounts)
                               (Unaudited)

                                   Three Months Ended    Six Months Ended
                                         June 30              June 30
                                    ---------------       ---------------
                                    1999       1998       1999       1998
                                    ----       ----       ----       ----
Revenues
  Local service................. $ 2,086    $ 1,739    $ 3,935    $ 3,421
  Interstate network access.....     685        630      1,361      1,244
  Intrastate network access.....     151        169        288        309
  Long-distance service ........     366        341        735        682
  Cellular, directory and other.   1,514      1,410      2,913      2,766
                                 -------    -------    -------    -------
                                   4,802      4,289      9,232      8,422
                                 -------    -------    -------    -------
Operating expenses
  Employee-related expenses.....   1,080      1,012      2,107      2,054
  Depreciation and amortization.     738        672      1,448      1,335
  Other operating expenses......   1,461      1,290      2,882      2,551
  Restructuring.................      --         --        (44)       104
  Taxes other than income taxes.     147        151        309        309
                                 -------    -------    -------    -------
                                   3,426      3,125      6,702      6,353
                                 -------    -------    -------    -------
Operating income................   1,376      1,164      2,530      2,069
Interest expense................     134        148        268        322
Other income, net...............      59      1,627        170      1,678
                                 -------    -------    -------    -------
Income before income taxes......   1,301      2,643      2,432      3,425
Income taxes....................     482        936        899      1,225
                                 -------    -------    -------    -------
Income before
 cumulative effect of
  change in accounting
  principle ....................     819      1,707      1,533      2,200
Cumulative effect of change in
  accounting principle (Note 2).      --         --        207         --
                                 -------    -------    -------    -------
Net income...................... $   819    $ 1,707    $ 1,740    $ 2,200
                                 =======    =======    =======    =======
Basic earnings per share
 Income before
  cumulative effect of
  change in accounting
  principle .................... $  0.75    $  1.55    $  1.39    $  2.00
 Cumulative effect of change in
  accounting principle (Note 2).      --         --       0.19         --
                                 -------    -------    -------    -------
 Net income..................... $  0.75    $  1.55    $  1.58    $  2.00
                                 =======    =======    =======    =======
Diluted earnings per share
 Income before
  cumulative effect of
  change in accounting
  principle..................... $  0.74    $  1.54    $  1.38    $  1.98
 Cumulative effect of change in
   accounting principle (Note 2).    --         --        0.19        --
                                 -------    -------    -------    -------
 Net income  ................... $  0.74    $  1.54    $  1.57    $  1.98
                                 =======    =======    =======    =======
Dividends declared per common
 share.......................... $0.3175    $  0.30     $0.635    $  0.60
                                 =======    =======    =======    =======

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in millions)

                                          June 30, 1999  Dec. 31, 1998
                                          -------------  -------------
                                           (Unaudited)   (Derived from
                                                            Audited
                                                           Financial
                                                          Statements)
ASSETS
Current assets
 Cash and temporary cash investments........  $    292      $    139
 Receivables, net...........................     3,637         3,052
 Installment receivable from
   TCNZ share sale..........................        --           940
 Material and supplies......................       361           345
 Prepaid and other..........................       429           654
                                              --------      --------
                                                 4,719         5,130
                                              --------      --------
Property, plant and equipment...............    37,591        36,344
 Less, accumulated depreciation.............    23,157        22,039
                                              --------      --------
                                                14,434        14,305
                                              --------      --------
Investments, primarily international........     7,922         4,938
Other assets and deferred charges...........     6,168         5,926
                                              --------      --------
Total assets................................  $ 33,243      $ 30,299
                                              ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
 Debt maturing within one year..............  $  3,891      $  2,619
 Accounts payable...........................     2,013         1,905
 Other......................................     3,552         3,476
                                              --------      --------
                                                 9,456         8,000
                                              --------      --------
Long-term debt..............................     6,157         5,557
                                              --------      --------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........     1,782         1,502
 Unamortized investment tax credits.........       106           115
 Postretirement benefits
   other than pensions......................     2,910         2,918
 Other......................................     1,359         1,310
                                              --------      --------
                                                 6,157         5,845
                                              --------      --------
Shareowners' equity
 Common stock, par value $1; 2.4 billion
   shares authorized, 1,177 million issued
   in 1999 and 1998.........................     1,177         1,177
 Proceeds in excess of par value............     5,609         5,493
 Reinvested earnings........................     7,498         6,455
 Treasury stock, at cost
   (78 million shares in 1999 and 1998).....    (2,068)       (1,923)
 Deferred compensation......................       (37)         (114)
 Accumulated other comprehensive income.....      (706)         (191)
                                              --------      --------
                                                11,473        10,897
                                              --------      --------
Total liabilities and shareowners' equity...  $ 33,243      $ 30,299
                                              ========      ========

See Notes to Condensed Consolidated Financial Statements.

                 AMERITECH CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                   Six Months Ended
                                                        June 30
                                                    -------------
                                                  1999         1998
                                                  ----         ----
Cash Flows from Operating Activities
Net income...................................  $  1,740     $  2,200
 Adjustments to net income
  Cumulative effect of change
   in accounting principle,
   net of tax................................     (207)          --
  Restructuring, net of tax..................      (27)          64
  Depreciation and amortization..............    1,448        1,335
  Deferred income taxes......................       78          131
  Investment tax credits.....................       (9)         (12)
  Capitalized interest.......................      (11)         (14)
  Change in accounts receivable, net.........       70           70
  Change in material and supplies............      (31)         (77)
  Change in certain other current assets.....       27         (143)
  Change in accounts payable.................       66          (27)
  Change in certain other current
   liabilities...............................      115          912
  Change in certain other noncurrent
   assets and liabilities....................     (272)        (444)
  Undistributed equity earnings
   in affiliates.............................      (42)         (24)
  Gain on sale of TCNZ shares................        --      (1,543)
  Other operating activities, net............       49          110
                                               -------      -------
Net cash from operating activities...........    2,994        2,538
                                               -------      -------
Cash Flows from Investing Activities
Capital expenditures.........................   (1,383)      (1,392)
Additional investments, principally
 Bell Canada in 1999 and
  Tele Danmark in 1998.......................   (3,653)      (3,173)
Proceeds from repayment of GEIS note.........       --          473
Proceeds from sale of TCNZ shares............      971        1,078
Other investing activities, net..............        7           17
                                               -------      -------
Net cash from investing activities...........   (4,058)      (2,997)
                                               -------      -------
Cash Flows from Financing Activities
Net change in short-term debt................    1,208       (1,519)
Issuance of preferred stock by subsidiary....       --          322
Issuance of long-term debt...................      741        2,500
Retirement of long-term debt.................       (7)        (244)
Dividend payments............................     (698)        (659)
Proceeds from reissuance of treasury stock...      231          233
Repurchase of common stock...................     (258)        (133)
                                               -------      -------
Net cash from financing activities...........    1,217          500
                                               -------      -------
Net change in cash and temporary
  cash investments...........................      153           41
Cash and temporary cash investments,
  beginning of period........................      139          239
                                               -------      -------
Cash and temporary cash investments,
 end of period...............................  $   292      $   280
                                               =======      =======

See Notes to Condensed Consolidated Financial Statements.

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1998 Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in 1999.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 43 through 45.

Note 2:  Change in accounting principle - Directory Publishing

During the quarter ended June 30, 1999, we changed our method of accounting for directory publishing revenues and expenses from the deferred method to the as published method. Under the as published method, revenues and expenses are recognized when the directories are issued rather than over the lives of the directories, as under the deferred method. We believe the as published method is preferable because it is the method generally followed in the industry and by publishing companies.

Generally accepted accounting principles (GAAP) require an accounting change such as this to be recorded on January 1, 1999 by reflecting the cumulative effect of the change. We are also restating our first quarter 1999 results to conform to our new method of accounting as shown below:

                                Three Months Ended March 31, 1999
                                ---------------------------------
                              (in millions, except per share amounts)

                                As previously
                                Reported           As restated
                                -------------      -----------
Revenues.......................   $4,455            $4,430
Operating income...............   $1,182            $1,154
Income before cumulative
  effect of change in
  accounting principle.........     $732              $714
Net income after cumulative
  effect of change in
  accounting principle.........     $732              $921
Basic earnings per share before
  cumulative effect of change in
  accounting principle.........    $0.67             $0.65
Basic earnings per share.......    $0.67             $0.84
Diluted earnings per share before
  cumulative effect of change in
  accounting principle.........    $0.66             $0.64
Diluted earnings per share.....    $0.66             $0.83

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 2:  Change in accounting principle - Directory Publishing (cont'd.)

We recorded the cumulative effect of the change in accounting principle effective January 1, 1999. The cumulative effect was a pretax gain of $332 million ($207 million after-tax or $0.19 per share). In addition, this change had a significant impact on our balance sheet as of January 1, 1999. Accounts receivable increased $600 million reflecting the unbilled revenue impact and current assets (Prepaid and other) decreased $189 million as a result of reducing costs previously deferred.

The effect of this accounting change in the second quarter increased revenues by $17 million, operating income by $20 million, and net income by $13 million or $0.01 per diluted share.

GAAP prohibits retroactive treatment for accounting changes like our directory publishing policy. However, had we restated 1998 results, the effect would have been to increase (decrease) the following items:

                                                        Diluted
                               Operating                earnings
                   Revenues    income       Net income  per share
                   ----------  ----------   ----------  ----------
     1st Quarter    $  25       $ (33)      $  (21)     $   (0.02)
     2nd Quarter       26          15            9           0.01
     3rd Quarter      (11)         (6)          (4)          --
     4th Quarter       66          32           20           0.02

Note 3:  Investment in Bell Canada

On June 1, 1999, Ameritech and BCE Inc., a publicly traded Canadian communications company, finalized their strategic partnership announced on March 24. This partnership provides for an equity investment by Ameritech of Cdn $5.1 billion (US $3.4 billion) for a 20% minority interest in Bell Canada, a wholly owned subsidiary of BCE Inc., and for a number of joint development and operational cooperation projects.
BCE retains 80% of Bell Canada through a holding company.

As part of its investment, BCE also entered into a shareholders agreement that provides us with the right to nominate two of ten Directors to the Board of Directors of Bell Canada, nominate one Director to the BCE Mobile Board of Directors, appoint the Chief Financial Officer of Bell Canada and participate in an exchange of approximately 15 other professionals. This agreement also provides for other minority or protective rights between the parties. The shareholders agreement with BCE also provides that at any time during the periods July 1, 2002 through December 31, 2002, and July 1, 2004 through December 31, 2004, we have the option to sell all of our shares acquired in this transaction to BCE. The selling price would be fair market value plus 25%. Similarly, BCE has the right to purchase our Bell Canada shares during the same time frames and at the same price.

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

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 3:  Investment in Bell Canada (cont'd.)

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

Bell Canada currently owns 65% of the outstanding common shares of BCE Mobile Communications Inc. The remaining common shares of BCE Mobile are held by the public. On July 30, 1999, Bell Canada announced that the board of directors of BCE Mobile accepted its offer to merge, thereby eliminating all the minority common stockholders for a cash price of Cdn $1.6 billion or approximately US $1.1 billion. The merger must be approved by a simple majority of the votes cast by the minority stockholders of BCE Mobile. The transaction, if approved by the minority stockholders, will be funded by having BCE and Ameritech contribute capital to Bell Canada, unless other sources of cash at Bell Canada become available. Ameritech's 20% share would be approximately US $210 million.

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

The Merger has been approved by the Board of Directors and the shareowners of each company, but remains subject to various regulatory approvals, as discussed below. More detailed information relating to the terms and conditions of the Merger is contained in the Joint Proxy Statement/Prospectus of Ameritech and SBC dated October 15, 1998.

Federal regulatory approvals
----------------------------

On March 23, 1999, the Department of Justice negotiated and agreed to a consent decree with Ameritech and SBC that would provide a basis for Department of Justice clearance of both the Merger and SBC's proposed acquisition of Comcast Cellular Corporation. The consent decree requires the parties to divest certain overlapping cellular properties in 17 markets in Illinois, Indiana and Missouri, including, as previously undertaken by Ameritech and SBC, those in Chicago and St. Louis.

On April 5, 1999, Ameritech announced an agreement to sell 20
Midwestern cellular properties for $3.27 billion in cash to a venture of GTE Corporation and Georgetown Partners, effectively meeting U.S. Department of Justice conditions for approval of the SBC-Ameritech Merger. The sale, which is contingent on the closing of the Merger, eliminates the overlapping cellular properties that would result from the

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 4:  Proposed Merger with SBC Communications Inc. (cont'd.)

Federal regulatory approvals (cont'd.)
--------------------------------------

Merger. The venture, led by GTE and including Georgetown Partners, will acquire Ameritech's cellular properties in Chicago, St. Louis and surrounding areas of Illinois, northwestern Indiana and Missouri. These properties include a population of 11.4 million and serve nearly
1.5 million cellular customers. Approximately 1,500 of Ameritech's cellular employees have been selected to transfer to GTE upon completion of the sale.

The required 60-day comment period on the proposed consent decree ended on June 28, 1999. No comments were received. The Department of
Justice has informed the U.S. District Court in Washington, D.C. that the proposed consent decree is now ready for court approval and entry.

On June 29, 1999, the FCC staff announced a comprehensive set of proposed Merger conditions negotiated with Ameritech and SBC. The FCC staff has indicated that they expect to recommend to the Commission that the Merger be approved with the proposed conditions, subject to receipt of any comments from the public. The proposed conditions were released for public comment and more than 50 comments were filed by the July 19th deadline. A joint Ameritech/SBC reply and some additional public comments were filed on July 26, 1999.


Some of the more significant Merger conditions negotiated with the FCC include:

- a 6-month acceleration of our combined (Ameritech and SBC) facilities-based entry into 30 out-of-region local markets with potential to pay $40 million for each failure to enter any of these markets;
- common operational support systems across all 13 states served by the combined Ameritech and SBC, providing competitors uniformity in ordering, provisioning service and billing their customers (as well as related training for small competitors);
- large discounts for resold local service and unbundled loops (and the provision of the unbundled network element platform) to encourage competition in the residential market;
- stringent performance monitoring, reporting and enforcement measures with the potential for $1 billion in payments if performance measures are not met;
- implementation of advanced services such as ADSL, through a separate subsidiary, with broad availability to include rural and low-income urban customers;
- waiver of minimum monthly charges for 3 years when we are allowed to provide interLATA long-distance service;
- extension of a program to provide financial assistance to low-income customers in all 13 states; and
- adoption and implementation of "shared transport" as currently offered by SBC.

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 4:  Proposed Merger with SBC Communications Inc. (cont'd.)

State regulatory approvals
--------------------------

On April 8, 1999, the Public Utilities Commission of Ohio (PUCO) approved the Merger based on a settlement agreement between the PUCO staff, Ameritech, SBC, the Ohio Consumers' Counsel and certain consumer groups and new competitors of Ameritech in Ohio. The settlement, among other things, guarantees certain workforce levels in Ohio for two years, extends the Advantage Ohio price cap plan for basic residential phone rates, provides for certain discounts for resold local residential service and residential unbundled local loops to foster residential competition, sets various competitive and service quality benchmarks (and establishes monetary penalties if those benchmarks are not met), and provides financing for consumer education and community technology funds. A group of Merger opponents filed a motion for a rehearing with the PUCO, but the PUCO denied the motion on June 2, 1999.

On April 26, 1999, the hearing examiners of the Illinois Commerce Commission (ICC) issued a revised proposed order approving the Merger subject to certain conditions. However, upon review by the ICC, the commissioners had further questions. In response, we and SBC amended the joint application to provide additional information, and the record was reopened to consider it. Three days of additional hearings were held on July 13-15, 1999. We expect that the matter will be referred to the ICC in August for a decision. Under Illinois law, the ICC must render a decision in September 1999.

On May 5, 1999, the Indiana Utility Regulatory Commission (IURC) issued an order asserting that the Merger is subject to IURC approval under state law. Ameritech disagreed with the IURC's assertion of authority to approve the Merger. We appealed to the Indiana Supreme Court this assertion of authority by the IURC. On July 30, 1999, the Indiana Supreme Court issued an opinion finding that the IURC did not have jurisdiction over the Merger and vacated the IURC's May 5th order.

The Public Utilities Commission of Nevada (PUCN) issued an order on July 29, 1999, requiring SBC to "show cause" why the PUCN does not have jurisdiction to approve the Merger.

Note 5:  Sale of Investment in Telecom Corporation of
         New Zealand Limited

Beginning in 1990, Ameritech held an investment in Telecom Corporation of New Zealand Limited (TCNZ), New Zealand's principal supplier of domestic and international communications services. In April 1998, we sold substantially all of our remaining 24.95% stake in TCNZ in a global stock offering and recorded a gain of approximately $1 billion in the second quarter of 1998. We originally received $1,078 million with the remaining sale proceeds due in 1999. During the six months ended June 30, 1999, we received additional sales proceeds of $971 million.

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

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 6:  Earnings Per Share (cont'd.)

The following represents the average common shares outstanding and dilutive potential common shares for the periods indicated:

                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                                 ---------------       ---------------
                                 1999       1998       1999       1998
                                 ----       ----       ----       ----
Average common shares
  outstanding (000s)......  1,099,081  1,101,153  1,099,073  1,100,405
Dilutive potential common
  shares (000s)...........     13,046      9,104     12,609      8,944
                            ---------  ---------  ---------  ---------
Average shares with
  dilution (000s).........  1,112,127  1,110,257  1,111,682  1,109,349
                            =========  =========  =========  =========

Note 7:  Comprehensive Income

On January 1, 1998, we adopted Statement of Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in financial statements having the same prominence as other financial statements.

Comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows:


                               Three Months Ended    Six Months Ended
                                    June 30               June 30
                                ---------------        ---------------
                               1999        1998       1999       1998
                               ----        ----       ----       ----

Net income.................. $   819    $ 1,707    $ 1,740    $ 2,200
Foreign currency translation
   adjustment gain (loss)....   (120)        71       (519)       (43)
Unrealized gain (loss) on
   available-for-sale
   securities...............       1         23          9         23
Reclassification adjustment to
   net income for cumulative
   translation adjustment on
   TCNZ shares sold.........      --         56         --         56
Reclassification adjustment to
   net income for realized gain
   on sale of securities....      --         --         (5)        --
                             -------    -------    -------    -------
Comprehensive income........ $   700    $ 1,857    $ 1,225    $ 2,236
                             =======    =======    =======    =======

Our foreign operations and our investments in international ventures are subject to certain risks related to fluctuations in foreign currency exchange rates. Foreign exchange transaction gains and losses incurred by wholly owned subsidiaries impact operating income, while transaction gains and losses incurred by other international ventures (primarily equity method investments) impact other income, net. Translation adjustments result in a change in the investment balance and a corresponding change in accumulated other comprehensive income in the consolidated balance sheet. The change is negative when the U.S. dollar strengthens against the local currency.

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 7:  Comprehensive Income (cont'd.)

FAS 130 requires disclosure of the tax effects related to the components of comprehensive income. The deferred tax effect of the unrealized gain on available-for-sale securities was a $5 million charge for the six months ended June 30, 1999. The deferred tax effect of the realized gain for the six months ended June 30, 1999 was a $3 million charge. We do not recognize deferred income taxes on foreign currency translation adjustments.

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

Subsequent to announcing this restructuring plan, we agreed to merge with SBC. As a result, certain aspects of our restructuring plan required modification due in part to our expectation that the U.S. Department of Justice would require the parties to this Merger to divest overlapping cellular properties. As previously discussed, on March 23, 1999, the Department of Justice negotiated and agreed to a consent decree with Ameritech and SBC delineating the overlapping cellular properties required to be sold for that agency to approve the Merger. On April 5, 1999, Ameritech entered into a definitive agreement to sell these overlapping cellular properties. In view of this agreement and other modifications to our 1998 restructuring plan, we have reversed to income $44 million ($27 million after-tax or $0.03 per share) of the original restructuring charge in the first quarter of 1999. This reversal also reflects several restructuring efforts that were accomplished more cost efficiently than originally projected. After giving effect to the reversal, as of June 30, 1999, the company had $28 million remaining from this restructuring charge, which we anticipate using later in 1999.

Note 9:  Unconsolidated Investments

For investments accounted for using the equity method of accounting, we increase our recorded investments for our allocable share of earnings (adhering to purchase accounting and U.S. GAAP), reduce the investment for distributions (dividends) received and give effect to any currency translation adjustments. We received dividends of $164 million in the second quarter of 1999, and dividends of $127 million in the second quarter last year. We received dividends of $166 million in the six months ended June 30, 1999 as compared with dividends of $157 million in the comparable prior year period.

The following table presents summarized financial information of significant investments accounted for using the equity method of accounting after taking into account all adjustments necessary to conform to U.S. GAAP, but excluding Ameritech's purchase adjustments, including goodwill:

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999


Note 9:  Unconsolidated Investments (cont'd.)


Three Months Ended June 30 (millions)               Increase  Percent
-------------------------------------
                                 1999      1998    (Decrease)  Change
                                 ----      ----     --------   ------
Revenues                      $3,428     $3,098     $  331     10.7
Operating income                 685        640         45      7.0
Net income                       456        388         68     17.7
Weighted average
  owned by Ameritech*           27.7%      27.1%       --       --


Six Months Ended June 30 (millions)                 Increase  Percent
-------------------------------------
                                 1999      1998    (Decrease)  Change
                                 ----      ----     --------   ------
Revenues                      $6,505     $6,360     $ 145       2.3
Operating income               1,400      1,458       (58)     (4.0)
Net income                       864        849        15       1.8
Weighted average
  owned by Ameritech*           28.8%      26.7%       --       --

*  Represents Ameritech's weighted average share of revenues.

Results for the three and six months ended June 30, 1999 include the results of our 20% interest in Bell Canada for one month. Results for the three months ended June 30, 1998 include the results of TCNZ for a half month, an investment we sold in April 1998. Results for the six months ended June 30, 1998 include results for five and a half months from our interest in Tele Danmark and results for three and a half months from our investment in TCNZ. We purchased our 34% investment in Tele Danmark in mid-January 1998. As part of the investment agreement, Tele Danmark repurchased and retired all remaining shares owned by the Danish government, effectively increasing our equity ownership to 41.6% of Tele Danmark in April 1998.


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

Since the implementation of SOP 98-1 on January 1, 1999, we decreased operating expenses for the three months ended June 30, 1999 by $40 million ($25 million after-tax or $0.02 per share) and for the six months ended June 30, 1999 by $61 million ($38 million after-tax or $0.03 per share). We currently anticipate an annual net operating expense reduction of $200 million for all of 1999. We have historically expensed most computer software costs as incurred and will be required to continue to expense all Year 2000 modification costs as incurred. We are amortizing most capitalized software over five years.

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999


Note 11:  Long-term Debt Issuance

During May 1999, we sold $750 million of 6.25% unsecured Eurodollar bonds. The bonds mature 10 years from the closing date. We used the proceeds from this debt issuance to partially fund our investment in Bell Canada (see Note 3). The financing was made through our financing subsidiary, Ameritech Capital Funding Corporation.


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

Our reportable segments are strategic business units or aggregations of strategic business units that offer different products or services.
They are managed separately based on differences in customer base, strategic objectives or regulatory environment. With the exception of the international segment, management evaluates segment performance based upon direct margin, which represents total revenues less direct expenses attributable to that segment. Results are normalized for one-time items. Management does not allocate corporate overhead, centralized information technology (IT) costs, interest income, interest expense, other nonoperating items or income taxes when measuring segment results. Corporate overhead and IT costs are shown as a reconciling item in the reconciliation of segment profit to consolidated operating income below. The international segment is evaluated based on income from equity-method investees before one-time items.

Following is a summary of information about segment revenues, profits and assets (dollars in millions):

COMMUNICATIONS
                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                                 ---------------       ---------------
                                 1999       1998       1999       1998
                                 ----       ----       ----       ----
Revenues from
   external customers........  $ 4,229   $ 3,777    $ 8,149    $ 7,390
Intersegment revenues........      40         34         73         64
Segment profit...............   1,752      1,534      3,378      2,980
---------------------------------------------------------------------

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999


Note 12:  Segment Information (cont'd.)

INFORMATION AND ENTERTAINMENT
                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                                 ---------------       ---------------
                                 1999       1998       1999       1998
                                 ----       ----       ----       ----
Revenues from
   external customers........  $  558    $   439    $ 1,085    $   933
Intersegment revenues........       2          1          6          2
Segment profit...............     155        102        258        262

---------------------------------------------------------------------

INTERNATIONAL
                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                                 ---------------       ---------------
                                 1999       1998       1999       1998
                                 ----       ----       ----       ----
Income from
   equity-method investees...  $   99    $    80    $   210    $   181
---------------------------------------------------------------------

OTHER BUSINESS ACTIVITIES
                                Three Months Ended    Six Months Ended
                                     June 30               June 30
                                 ---------------       ---------------
                                 1999       1998       1999       1998
                                 ----       ----       ----       ----
Revenues from
   external customers........  $   43    $    38    $    85    $    76
Revenues from
   operating segments........      21         19         42         36
Profit.......................      27         22         52         43
---------------------------------------------------------------------

                AMERITECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

Note 12:  Segment Information (cont'd.)

A reconciliation of reportable segment results to pretax income follows:

                               Three Months Ended    Six Months Ended
                                    June 30               June 30
                                ---------------       ---------------
                                1999       1998       1999       1998
                                ----       ----       ----       ----
Communications and information
   and entertainment margins. $ 1,907    $ 1,636    $ 3,636   $ 3,242
Margin from other
   business activities.......     27         22         52         43
Corporate and eliminations...   (558)      (494)    (1,202)    (1,112)
Operating income before
   one-time items............  1,376      1,164      2,486      2,173
One-time items
   in operating income.......     --         --         44       (104)
                             -------    -------    -------    -------
Operating income.............  1,376      1,164      2,530      2,069
Interest expense.............    134        148        268        322
Income from international
   equity-method investees...     99         80        210        181
Other income (expense).......    (13)         4        (13)         8
Other one-time items.........    (27)     1,543        (27)     1,489
                             -------    -------    -------    -------
Pretax income................$ 1,301    $ 2,643    $ 2,432    $ 3,425
---------------------------------------------------------------------

Assets by reportable segment as of June 30, 1999 and December 31, 1998 follows:

                                   1999        1998
                                   ----        ----

Communications...............   $20,076     $19,899
Information and
   entertainment.............     3,172       2,868
International................     9,661       7,438
---------------------------------------------------------------------

           Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                     -----------------------------
                AMERITECH CORPORATION AND SUBSIDIARIES

          THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 vs.
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS
---------------------

Results for the second quarter ended June 30, 1999 were impacted by a pretax charge of $27 million ($21 million after-tax, or $0.02 per share), for costs associated with our Bell Canada investment, primarily a currency-related fair-value adjustment.

Also in the second quarter, we implemented an accounting change, retroactive to the beginning of the year, to recognize directory revenues and expenses at the time of publication rather than as billed over the duration of the directory. The cumulative effect of this change is an after-tax gain of $207 million or $0.19 per share and is included in restated first-quarter results. Other than this gain, the change did not have a material impact on operating results in the first or second quarter of 1999.

Results for the six months ended June 30, 1999 were impacted by:

- a pretax charge of $27 million ($21 million after-tax, or $0.02 per share) for costs associated with our Bell Canada investment, primarily a currency-related fair-value adjustment;
- a pretax credit of $44 million ($27 million after-tax, or $0.03 per share) related to a reduction of our 1998 accrual for restructuring determined to be no longer needed; and,
- an after-tax gain of $207 million, or $0.19 per share related to the cumulative effect of the directory publishing accounting change previously discussed.

Results for the second quarter ended June 30, 1998 included a one-time pretax gain of $1,543 million ($1,012 million after-tax, or $0.91 per share) resulting from the public sale of substantially all of our stake in Telecom Corporation of New Zealand Limited (TCNZ).

Results for the six months ended June 30, 1998 were impacted by:

- a pretax gain of $1,543 million ($1,012 million after-tax, or $0.91 per share) from the sale of substantially all of our shares in TCNZ;
- a pretax charge of $104 million ($64 million after-tax, or $0.06 per share) for restructuring related to a cost containment program announced in March 1998; and,
- a pretax charge of $54 million ($34 million after-tax, or $0.03 per share), for a currency-related fair-value adjustment related to our Tele Danmark investment completed in January 1998.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

RESULTS OF OPERATIONS (cont'd.)
-------------------------------

Results for the three and six months ended June 30, 1999, compared with the prior year period, were as follows (dollars in millions, except per share amounts):

Three Months Ended June 30                          Increase  Percent
--------------------------
                                 1999      1998    (Decrease)  Change
                                 ----      ----     --------   ------
Income before one-time items  $  840     $  695     $  145     20.9
EPS before one-time items
 Basic                          0.76       0.63        0.13    20.6
 Diluted                        0.76       0.63        0.13    20.6
Net income as reported           819      1,707        (888)  (52.0)
EPS as reported
 Basic                          0.75       1.55       (0.80)  (51.6)
 Diluted                        0.74       1.54       (0.80)  (51.9)

Six Months Ended June 30                            Increase  Percent
------------------------
                                 1999      1998    (Decrease)  Change
                                 ----      ----     --------   ------
Income before one-time items  $1,527     $1,286     $  241     18.7
EPS before one-time items
 Basic                          1.39       1.17       0.22     18.8
 Diluted                        1.37       1.16       0.21     18.1
Net income as reported         1,740      2,200       (460)   (20.9)
Basic EPS as reported
 Income before
  cumulative effect of change
  in accounting principle       1.39       2.00       (0.61)  (30.5)
 Cumulative effect of change
  in accounting principle       0.19         --        0.19     n/a
                             -------    -------     -------
 Net income                     1.58       2.00       (0.42)  (21.0)
Diluted EPS as reported
 Income before
  cumulative effect of change
  in accounting principle       1.38       1.98       (0.60)  (30.3)
 Cumulative effect of change
  in accounting principle       0.19         --        0.19     n/a
                             -------    -------     -------
 Net income                     1.57       1.98       (0.41)  (20.7)

---------------------------------------------------------------------
Segments
--------

The following discussion makes reference to a new segment reporting concept adopted in 1998. As discussed more fully in Note 12 to the condensed consolidated financial statements on pages 12 through 14, based on how we manage our business, we have three reportable segments. Our largest segment is communications, which provides landline telephone service, cellular telephone and paging services, as well as call management and data services to business and residential customers. Our second segment is information and entertainment, which provides printed and online directories for business and residential users, security and alarm monitoring services for homes and businesses, and cable TV services. Our third reportable segment is international, which manages our minority equity investments in foreign ventures. The international segment has no revenues, as all accounting activity is recorded using the one-line equity method of accounting. We evaluate the performance of our two revenue-producing

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Segments (cont'd.)
------------------

segments on a direct margin basis, which represents total revenues of that segment less direct expenses attributed to it (excluding corporate allocations, information technology costs, interest income or expense, income taxes and certain other costs).

Our communications segment is characterized by stable revenue growth and solid earnings. Revenue growth in the information and entertainment segment is somewhat higher, in part due to acquisitions, but earnings growth is more modest due to the start-up nature of our cable TV operation and normal integration costs being incurred in our security services business. Revenues in the information and entertainment segment were impacted by the accounting change affecting our directory business. Revenues increased in the second quarter of 1999 as a result of this change and decreased for the six months ended June 30, 1999 due to the timing of the publication of the directories. The international segment continues to contribute to earnings growth.

Total direct margin for reportable segments was $1,907 million in the second quarter of 1999 and $1,636 million in the second quarter of 1998. Total direct margin for reportable segments was $3,636 million for the first six months of 1999 and $3,242 million for the first six months of 1998. Direct margin for the communications segment represented approximately 92% of reportable segment margins in the second quarter of 1999 compared with 94% for the same period of 1998, and the direct margin from the information and entertainment segment represented the remaining 8% and 6% for those same periods. Direct margin for the communications segment represented approximately 93% of reportable segment margins in the first six months of 1999 compared with 92% for the same period of 1998, and the margins from the information and entertainment segment represented the remaining 7% and 8% for those same periods.

Direct margin in the communications segment increased in the second quarter and first six months of 1999 as compared with the 1998 periods due to increased profitability in the cellular business, increased revenues from higher margin call management services and steady growth in our landline communications business.

Margins in the information and entertainment segment were also impacted by the accounting change effecting our directory business. Margins increased in the second quarter of 1999 as a result of this change and decreased slightly for the six months ended June 30, 1999 due to the timing of the publication of the directories. In general, margins in the information and entertainment segment have been impacted by acquisitions we have made in our security services business. While these acquisitions have added to revenues, normal integration costs have impacted our margins. Further, the start-up nature of our cable TV business, which did not have any revenues until mid-1996 and now has more than 200,000 customers, has also affected margins in this segment.

Segment assets in our international segment increased $2,223 million or 29.9% from $7,438 million as of December 31, 1998 to $9,661 million as of June 30, 1999. This increase reflects our $3.4 billion investment in Bell Canada, partially offset by the receipt of $940 million in installment sales proceeds resulting from the sale of substantially all our TCNZ shares, which were receivable as of December 31, 1998, and translation adjustments resulting from a strong U.S. dollar when compared with local foreign currency (see Note 7).

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Revenues
--------

We derive most of our revenues from the provisioning of landline telephone service and supporting products, which represents approximately 78% of total revenues from operating segments in the second quarter and the first six months of 1999. Other significant sources of revenue in the second quarter and the first six months of 1999 include cellular and paging, which contributed approximately 10% of total revenues, and directory advertising, which represented approximately 8% of total revenues.

Revenues increased by 12.0% to $4.80 billion in the second quarter of 1999, compared with $4.29 billion in the second quarter of 1998. Revenues increased by 9.6% to $9.23 billion in the first six months of 1999, compared with $8.42 billion for the first six months of 1998. Revenue growth resulted from strong gains in local service and data services revenues. Rate reductions, resulting primarily from lower access charges for landline communications services, partially offset the increase. Revenue growth in the first half of 1999 was 10.3% in our communications segment and 16.3% in our information and entertainment segment, due to strong growth in our security, Internet access and directory businesses.

---------------------------------------------------------------------
Local service
-------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended            $2,086     $1,739     $  347     20.0
Six Months Ended               3,935      3,421        514     15.0

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges, certain data services and most public phone revenues. These revenues are included in the results of our communications segment. Local service revenues increased for the three and six months ended June 30, 1999 reflecting the revenues contributed by Clover Technologies, acquired in the fourth quarter of 1998, and from Ameritech Data Network Solutions, Inc., the North American integration division of Anixter International, acquired in April 1999. Local service revenues also increased for the three and six months ended June 30, 1999 due largely to rate increases, primarily related to local calling usage and directory assistance at our Illinois landline communications subsidiary. Local service revenues also increased in the three and six month periods as compared to the prior year periods as a result of a 15.6% and 14.1% increase, respectively, in revenues from call management services, resulting from strong growth in the number of activated features subscribed to on a monthly basis and sales of additional lines. Total access lines in service grew by 2.1% over the comparable prior year period, excluding the impact of 89,000 fewer access lines sold to Century Telephone Enterprises, Inc., in December 1998.

There were 21,174,000 access lines in service as of June 30, 1999 compared with 20,746,000 as of June 30, 1998, excluding 89,000 access lines sold to Century Telephone.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Network access
--------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Interstate
----------
Three Months Ended            $  685     $  630     $   55      8.7
Six Months Ended               1,361      1,244        117      9.4

Intrastate
----------
Three Months Ended            $  151     $  169     $ (18)    (10.7)
Six Months Ended                 288        309       (21)     (6.8)

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

Interstate network access revenues increased for the three and six months ended June 30, 1999 reflecting strong growth in high-capacity services. Demand for dedicated circuits grew as Internet service providers and other high-capacity users increased their utilization of our network. Interstate minutes of use increased by 4.9% for the three months and 5.4% for the six months ended June 30, 1999, compared with the same periods last year, due primarily to growth in the number of calls handled for interexchange carriers. These increases were partially offset by rate reductions effective July 1, 1998 under the FCC annual access filing. These rate reductions were partially offset by increased end user fees resulting from the number portability surcharge effective February 1, 1999.

Intrastate network access revenues decreased for the three and six months ended June 30, 1999 as a result of 1998 revenues including $20 million from a favorable court ruling which found that interexchange carriers were not entitled to access charge discounts for intraLATA toll services prior to the time that Ameritech is allowed to offer interLATA long-distance services in the state of Michigan. Intrastate access revenues also decreased as a result of rate decreases implemented in July 1998 with the FCC annual access charge filing reductions. We experienced volume increases, largely resulting from growth in network usage by alternative providers of intraLATA toll service in Indiana and Ohio, which implemented Dial 1 + capability in February 1999, as well as in Michigan, where Dial 1 + capability was expanded. These volume increases, combined with an increase in revenues from special access services, partially offset the effect of the prior year item and rate reductions. Intrastate minutes of use increased by 4.5% for the three months and 6.8% for the six months ended June 30, 1999, compared with the same periods last year.

---------------------------------------------------------------------
Long-distance service
---------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $  366     $  341     $   25      7.3
Six Months Ended                 735        682         53      7.8

Most of our long-distance service revenues result from customer calls to locations outside of their local calling areas but within the same local access and transport area (LATA). We have also started to provide long-distance services outside our five-state region. These revenues are included in the results of our communications segment.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Long-distance service (cont'd.)
-------------------------------

Long-distance service revenues increased for the three and six months ended June 30, 1999, reflecting out-of-region volume increases and strong growth in high-capacity circuits, partially offset by in-region volume decreases. Out-of-region volume increases were attributable to our long-distance unit, Ameritech Communications, Inc., which is certified to provide long-distance service outside our region, and Ameritech Global Gateway Services, a subsidiary offering international switching and transport capabilities. In-region volume decreases resulted largely from implementation of Dial 1 + capability in Indiana and Ohio in February 1999, together with existing Dial 1 + capability in Illinois, Michigan and Wisconsin, which increased competition in our intraLATA toll markets. Pricing impacts, primarily in Michigan and Wisconsin, also increased long-distance service revenues for the three and six months ended June 30, 1999, as compared with the prior year periods.

---------------------------------------------------------------------
Cellular, directory and other
-----------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $1,514     $1,410     $  104      7.4
Six Months Ended               2,913      2,766        147      5.3

Cellular, directory and other revenues include revenues from cellular communications services, paging services, telephone directory publishing, lease financing, billing and collection services, telephone equipment sales and installation, security services and cable TV programming. These revenues result from both our communications and information and entertainment segments, as well as from other business activities such as lease financing, not included in the results from reportable segments.

Cellular, directory and other revenues increased for the three and six months ended June 30, 1999, due to the following factors:

- Increased directory revenues, resulting primarily from a revised directory agreement for Illinois and parts of Indiana, as well as higher revenues from our Internet yellow pages service;
- Impact of the accounting change effecting our directory business which increased revenues for the three months ended June 30, 1999 and decreased revenues for the six-month period then ended due to the timing of the publication of the directories;
- Higher wireless revenues, resulting from growth in the number of cellular subscribers compared with the same period last year. We had
  3.7 million total cellular subscribers, compared with 3.5 million in the comparable prior year period, reflecting our change in strategy toward retention of high-margin cellular customers; and,
- Other miscellaneous revenue increases, resulting primarily from increased revenues from cable TV, capital services, security services and voice mail.

Revenue increases for the three and six months ended June 30, 1999 were partially offset by a $28 million retroactive revenue adjustment in the first quarter of 1999, as well as the ongoing impact of lower rates, resulting from an FCC ruling which lowered the pay phone per call compensation we receive from other communications companies.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Operating expenses
------------------

Total operating expenses increased by $301 million, or 9.6%, to $3.43 billion in the second quarter of 1999. Total operating expenses increased by $349 million, or 5.5%, to $6.70 billion for the six months ended June 30, 1999, as compared with the prior year period. The increases occurred primarily in our communications segment, reflecting increased depreciation and amortization, cost of sales and access charge expenses. These increases were partially offset by a restructuring credit of $44 million in the first quarter of 1999, as compared with a restructuring charge of $104 million in the first quarter of 1998. The implementation of the new accounting pronouncement, SOP 98-1, had the effect of reducing operating expenses in the three and six month periods as compared with the prior year.

---------------------------------------------------------------------
Employee-related expenses
-------------------------

                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $1,080     $1,012     $   68      6.7
Six Months Ended               2,107      2,054         53      2.6

Employee-related expenses increased for the three and six months ended June 30, 1999, due primarily to wage rate increases reflecting new union contracts effective in mid-1998 and increased overtime. This increase was partially offset by lower employee levels across most subsidiaries, except our data subsidiaries, where employee levels have increased due to the acquisition of Clover Technologies and the North American network integration division of Anixter International.

We employed 70,381 people as of June 30, 1999, compared with 72,342 as of June 30, 1998.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $  738     $  672     $   66      9.8
Six Months Ended               1,448      1,335        113      8.5

Depreciation and amortization expense increased for the three and six months ended June 30, 1999 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories contributed to the increase, as we used shorter depreciable lives for newer technologies. Amortization of goodwill and other intangibles also contributed to the increase.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $1,461     $1,290     $  171     13.3
Six Months Ended               2,882      2,551        331     13.0

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other operating expenses (cont'd.)
----------------------------------

Other operating expenses increased for the three and six months ended June 30, 1999. This was due primarily to higher access charge expenses resulting from state commission rulings (which we are contesting) requiring local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers
(ISPs) who, in turn, are customers of competing local exchange carriers. Access charges also increased at Ameritech Communications, Inc., our out-of-region long-distance provider, and at Ameritech Global Gateway Services, our international wholesale long-distance provider.

Cost of sales increased for the three and six months ended June 30, 1999 due primarily to growth in equipment sales at our cellular, data and security services operations as well as sales of customer premises equipment. Cost of sales also increased as a result of our acquisition of Clover Technologies, a data integration company, in the fourth quarter of 1998 and the April 1999 acquisition of the North American network integration division of Anixter International. Material costs at our landline communications subsidiaries also contributed to the increase in other operating expenses. A decrease in contract services expenses, due to our cost containment program, and advertising, due to refocused sales and marketing efforts, partially offset these increases.

Effective January 1, 1999, we adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This accounting pronouncement required the capitalization of software that we would have previously expensed. The impacts of this capitalization and related amortization are as follows:



                                Three Months Ended    Six Months Ended
                                 June 30, 1999         June 30, 1999
                                 ---------------       ---------------
Software costs capitalized...        $   41                $   62
Amortization expense.........             1                     1
                                     ------                ------
Pretax expense impact                $   40                $   61
                                     ======                ======

---------------------------------------------------------------------
Restructuring
-------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $   --     $   --     $   --     n/a
Six Months Ended                (44)        104      (148)   (142.3)

As discussed more fully in Note 8, we recorded a restructuring charge of $104 million in 1998 and reversed a portion of it ($44 million) in 1999. This restructuring was the principal reason for the employee reductions previously noted.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Taxes other than income taxes
-----------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $  147     $  151     $  (4)     (2.6)
Six Months Ended                 309        309         --     --

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes remained relatively unchanged for the three and six months ended June 30, 1999. Increases in gross receipts taxes, principally in Illinois and Wisconsin, were largely offset by property tax decreases resulting from tax reform, primarily in Ohio, and lower property tax assessments at our cellular unit.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
----------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $  134     $  148     $ (14)     (9.5)
Six Months Ended                 268        322       (54)    (16.8)

Interest expense decreased for the three and six months ended June 30, 1999, due primarily to our redemption of $1.3 billion in long-term debt in late 1998. Increased interest expense resulting from the issuance of $750 million of Eurodollar bonds in May 1999 and the use of additional short-term debt to fund our investment in Bell Canada, partially offset the decrease.

---------------------------------------------------------------------
Other income, net
-----------------
                                                      Change
                                     June 30         (Income) Percent
                                  ------------
(dollars in millions)            1999      1998      Expense   Change
 -------------------             ----      ----      -------   ------
Three Months Ended            $   59     $1,627     $(1,568)  (96.4)
Six Months Ended                 170      1,678    (1,508)    (89.9)

Other income, net includes earnings related to Ameritech's investments (accounted for by the equity method of accounting), interest income and other nonoperating items.

Other income, net decreased for the three and six months ended June 30, 1999 as compared with the prior year periods, as a result of certain one-time items reflected in both years. Other income decreased for the three and six months ended June 30, 1999 due primarily to the effects of a one-time pretax gain of $1,543 million ($1,012 million after-tax) resulting from the public sale of substantially all of our stake in TCNZ in the second quarter of 1998. Other income also decreased for the three and six months ended June 30, 1999 as a result of a pretax charge of $27 million ($21 million after-tax) related to our investment in Bell Canada. This charge related to a currency-related fair-value adjustment and our share of restructuring costs at Bell Canada.
Results for the six months ended June 30, 1998 also were impacted by a one-time pretax charge of $54 million ($34 million after-tax), for a currency-related fair-value adjustment related to our Tele Danmark investment, which partially offset the TCNZ gain for the six months ended June 30, 1998.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Other income, net (cont'd.)
---------------------------

After eliminating the effects of the above described one-time items, other income was $86 million for the three months and $197 million for the six months ended June 30, 1999. Similarly, other income was $84 million for the three months and $189 for the six months ended June 30, 1998. The increase in 1999 resulted primarily from increased equity earnings from our international investments, including one month of earnings from Bell Canada.

---------------------------------------------------------------------
Income taxes
------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended            $  482     $  936     $(454)    (48.5)
Six Months Ended                 899      1,225      (326)    (26.6)

Income tax expense decreased for the three and six months ended June 30, 1999 due primarily to the tax impact of the gain resulting from the sale of our TCNZ shares in the second quarter of 1998, discussed above.

After eliminating the effects of the one-time items, income tax expense changed with the change in pretax income in each period.

---------------------------------------------------------------------
Cumulative effect of change in accounting principle
----------------------------------------------------

As described in Note 2 to the condensed consolidated financial statements, we implemented an accounting change in the second quarter of 1999 to recognize directory revenues and expenses at the time of publication rather than over the life of the directory. Generally accepted accounting principles (GAAP) require the cumulative effect of such changes to be recorded at the beginning of the year. Accordingly, we restated the previously issued first quarter results. The effect of the change, other than the after-tax gain of $207 million for the cumulative effect, did not have a material impact on results in the first or second quarter.

---------------------------------------------------------------------
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
Cash flows from operating activities
------------------------------------

Cash flows from operations were $2,994 million for the six months ended June 30, 1999 compared with $2,538 million for the prior year period, an increase of $456 million. The increase was due primarily to solid growth in our business, combined with improved levels of working capital.

---------------------------------------------------------------------
Cash flows from investing activities
------------------------------------

Cash flows used by investing activities were $4,058 million for the six months ended June 30, 1999, compared with $2,997 million for the six months ended June 30, 1998. Capital expenditures were $1,383 million for the six months ended June 30, 1999, as compared with $1,392 million for the comparable prior year period, reflecting steady investment in the core communications segment. During the six months ended June 30, 1999, we invested $3,653 million, primarily in Bell Canada and to acquire the North

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Cash flows from investing activities (cont'd.)
----------------------------------------------

American network integration division of Anixter International. In January 1998, we invested approximately $3.1 billion in Tele Danmark, the national communications provider in Denmark. Also in the first quarter of 1998, we received proceeds of approximately $1,078 million from the original installment of proceeds from the sale of substantially all our TCNZ shares and $473 million from the repayment by General Electric of the note related to our GEIS investment. Also in 1999, we received additional proceeds of $971 million, representing second installment payments from the sale of our TCNZ shares.

---------------------------------------------------------------------
Cash flows from financing and other activities
----------------------------------------------

Cash flows generated by financing activities were $1,217 million for the six months ended June 30, 1999, compared with cash generated by financing activities of $500 million for the six months ended June 30, 1998. Financing activities for the first six months of 1999 included new short-term borrowings of $1,208 million and long-term debt proceeds of $741 million, primarily to finance our $3.4 billion investment in Bell Canada. Our dividend payments increased to $698 million in the first six months of 1999, reflecting the 5.8% increase in the rate of our quarterly dividend on relatively constant shares outstanding. We also received proceeds of $231 million from reissuance of treasury shares, while repurchasing 4 million shares for $258 million.

Financing activity in the first six months of 1998 included issuance of $2.5 billion of long-term debt, primarily to finance our acquisition of Tele Danmark. Other financing activities for the first six months of 1998 included repayment of short-term borrowings of $1,519 million and dividend payments of $659 million. We also reissued treasury shares for $233 million, and repurchased shares of our stock for $133 million.

---------------------------------------------------------------------
Company stock repurchase program
--------------------------------

Our Board of Directors has periodically authorized management to repurchase shares of Ameritech stock in the open market. Management has the authority to repurchase approximately $1,239 million of additional Ameritech stock as of June 30, 1999; however, we have agreed with SBC as part of the Merger Agreement to repurchase shares only in connection with share issuance requirements under certain benefit plans.

---------------------------------------------------------------------
Debt ratio
----------

Our debt ratio was 46.7% as of June 30, 1999, compared with 42.9% as of December 31, 1998. The increase resulted primarily from additional short-term and long-term debt financing to fund our $3.4 billion investment in Bell Canada.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------

The ratio of earnings to fixed charges for the six months ended June 30 was 7.79 in 1999 and 9.57 in 1998.

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

The Supreme Court upheld the FCC's determination that the definition of a network element could include items beyond physical facilities and equipment, such as operational support systems, operator services, directory assistance and vertical services such as call forwarding and caller notification. It further ruled that the

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

Local Interconnection and Unbundled Access (cont'd.)

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

Since the Eighth Circuit Court's 1997 opinion, local interconnection matters and unbundled network element pricing have been resolved primarily through negotiated interconnection agreements or state commission arbitration proceedings. The substantive validity of the FCC's pricing rules, including its total element long-run incremental cost (TELRIC) pricing methodology, was not before the Supreme Court, and will be addressed by the Eighth Circuit Court on remand. On June 10, 1999, the Eighth Circuit Court issued a briefing schedule for the open issues on remand and we filed our opening brief on July 16, 1999. The case is set for oral argument on September 17, 1999. Pending judicial resolution of the appropriate pricing methodologies and a determination by the FCC of which unbundled network elements must be made available, our landline communications subsidiaries expect to continue to negotiate and enter into interconnection agreements and pursue, through appropriate state or federal proceedings, timely recovery of their costs.

On June 1, 1999, the U.S. Supreme Court vacated and remanded a separate 1998 Eighth Circuit Court decision regarding shared transport. In that earlier decision, the Eighth Circuit Court had upheld the FCC's determination that "shared transport," which would include access to all of an ILEC's transport facilities, is a network element that should be made available to competitors on an unbundled basis.

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

On February 26, 1999, the FCC ruled that a substantial portion of Internet traffic is interstate, and therefore, under federal law, it is not subject to reciprocal compensation obligations. As a result, the FCC issued a notice of proposed rulemaking to develop a federal inter-carrier compensation rule for Internet traffic. In the interim, the FCC concluded that state commissions may determine in both arbitrations and disputes under existing interconnection agreements whether reciprocal compensation should be paid for this traffic.

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

We believe that this FCC ruling confirms our view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not payable in connection with dial-up access to the Internet via ISPs. On June 18, 1999, however, the U.S. Court of Appeals for the Seventh Circuit issued an opinion affirming an order of the ICC directing our Illinois landline communications subsidiary to pay reciprocal compensation on this traffic under existing interconnection agreements. The Seventh Circuit reviewed only the issue of whether the ICC's determination - that the parties intended under their interconnection agreements that calls to ISPs would be subject to reciprocal compensation - violated federal law. The Seventh Circuit declined to review any contract issues and concluded that the ICC's determination did not violate federal law since it was expressly permitted under the FCC's ruling discussed above. We have sought rehearing of this Seventh Circuit Court decision and will continue to pursue judicial appeals of other contrary state commission determinations.

Other appeals by our landline communications subsidiaries of adverse decisions are currently pending before the U.S. District Courts in Michigan, Indiana and Ohio. The U.S. District Court in Wisconsin recently dismissed an appeal by our Wisconsin landline communications subsidiary, without reaching the merits of the case. We intend to appeal that dismissal.

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

Reciprocal Compensation (cont'd.)

We continue to believe that reciprocal compensation is not required in these circumstances under the February 1999 FCC order. However, there can be no assurance as to the ultimate judicial or regulatory outcome or that our landline communications subsidiaries will not be required to continue to make such reciprocal compensation payments under existing interconnection agreements or in future arbitrations. Currently, all of our landline communications subsidiaries are making reciprocal compensation payments (or arranging for future true-up payments), under protest, pursuant to existing interconnection agreements with CLECs providing services to ISPs.

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

In its Access Reform Order, the FCC restructured interstate access pricing and adopted changes to its tariff structure that require ILECs to use rates that reflect the type of costs incurred. In addition to the changes introduced in connection with the Access Reform Order, we have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed with the Illinois, Michigan and Wisconsin state commissions seeking lower access charges. The state commissions in Illinois (the
ICC) and Michigan (the Michigan Public Service Commission or MPSC), in response to such filings, have ordered us to split the intrastate primary interexchange carrier charge (PICC) into two separate per-line components, with one-half of the total charge payable by the intraLATA toll carrier and the other half by the interLATA toll carrier. A similar split of the intrastate PICC was ordered by the Indiana Utility Regulatory Commission (IURC) in its ongoing investigation of universal service and access reform. Accordingly, the revenues we receive from this charge will decrease to the extent that we are the intraLATA toll carrier. In addition, the MPSC required that these changes be made retroactive to January 1, 1998, when the initial tariffs for this charge were filed. We have appealed the MPSC's order.

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

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

Universal Service, Access Charge Reform and Price Caps (cont'd.)

Certain parties have sought judicial review of the Price Cap Order. The D.C. Circuit issued a decision remanding the case to the FCC to explain the productivity offset factor.

We cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

Number portability

On May 5, 1998, the FCC entered an order to allow telecommunications carriers, such as our landline communications subsidiaries, to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We are completing implementation of long-term number portability in compliance with an FCC-mandated schedule. Our number portability surcharge became effective February 1, 1999, subject to a designation order, which was released on July 16, 1999, and required a reduced surcharge from $0.41 to $0.28 per line and appropriate refunds, which were accrued in the second quarter of 1999.

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

Pay Phone Per Call Compensation

In February 1999, the FCC ruled on remand from the D.C. Circuit Court that the rate interexchange carriers are to pay us for their customers' "dial-around" access or toll-free calls originating on our pay phones be decreased from $0.284 per call to $0.24 per call commencing on the April 1999 effective date of the order. The FCC also directed that a reduced rate of $0.238 per call be applied retroactively for the

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

Pay Phone Per Call Compensation (cont'd.)

period from October 7, 1997 through the effective date of the FCC order. Based on the February 1999 FCC ruling, which is under appeal, in the first quarter of 1999 our pay phone revenues were reduced by approximately $28 million to reflect the impact of all of these retroactive reductions.

Audit Report on Continuing Property Records

On March 12, 1999, the FCC released the results of a staff-level audit of the property records of certain central office equipment maintained by the RHCs, including our landline communications subsidiaries. Based solely on a physical verification audit using statistical sampling techniques, this report alleged an overstatement, and consequently recommended a write-off, of approximately $567 million of our central office equipment. In releasing this audit report, the FCC stated that it did not pass judgment on its accuracy or the reasonableness of the audit's conclusions or recommendations.

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

The FCC is currently seeking additional public comments on issues raised by the audit results.

State Regulatory Commissions

ILLINOIS

In 1994, the ICC approved Advantage Illinois, providing a framework for regulating Ameritech Illinois by capping prices for noncompetitive services. At the same time, the ICC approved a cap on the monthly line charge for residential customers and residential calling rates within local calling areas at March 1992 levels for five years ending October 1999. In return for these price protections, the ICC removed a ceiling on earnings to reflect the increasingly competitive communications industry and to create incentives to invest in new technology, develop new services and improve efficiency. In July 1999, Ameritech Illinois reduced rates by approximately $34 million annually. Lower prices are reflected in several product and service areas, but the largest portion of the reductions comes from lower usage rates in certain parts of the Chicago area. These rate reductions primarily impact local service revenues. This is the fifth consecutive year of price reductions, now totaling $807 million, under the Advantage Illinois price cap plan.

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

In December 1997, the IURC issued a final order on interim relief in the Opportunity Indiana II proceeding. The order addressed the manner in which Ameritech Indiana will be regulated until such time as a longer term replacement regulatory structure is finalized. The ruling extended most of the alternative regulation plan that had been in place since 1994. However, Ameritech Indiana was ordered to reduce rates for basic residential and business service by 4.6% and to continue infrastructure spending on fiber optics for interested schools, hospitals and government centers, and on contributions to a fund to provide distance learning equipment and courses in schools all over the state. Ameritech Indiana has appealed this order to the Indiana Court of Appeals. Until such time as the Court of Appeals issues a ruling, Ameritech Indiana will operate under the provisions of the IURC's order, with the exception of the requirement to reduce basic local service rates. Because Indiana law provides that Ameritech Indiana can continue charging current rates until the order is entered on the appeal, basic local rates will be maintained at current levels. In January 1999, we submitted an updated Opportunity Indiana II plan in order to renew the regulatory framework established by the IURC in Opportunity Indiana.

Ameritech Indiana has offered Dial 1 + capability in local toll markets since February 8, 1999.

MICHIGAN

The Michigan Telecommunications Act (MTA), which is in effect until January 2001, regulates certain telecommunications services provided by Ameritech Michigan. In 1996, the MPSC issued two orders requiring Ameritech Michigan to provide statewide dialing parity on intraLATA toll calls or to discount intraLATA toll access rates by 55% where dialing parity was not implemented. The Michigan Court of Appeals issued a stay of the MPSC orders in January 1997, pending a determination of Ameritech Michigan's appeal on the merits, and subsequently declined a motion to vacate the stay. In May 1998, the Court of Appeals issued a decision which reversed the 1996 MPSC orders. The Court concluded that, under the plain language of the MTA, Ameritech was required to provide intraLATA toll dialing parity to no more than 10% of its customers on January 1, 1996, until Ameritech obtained interLATA relief. The Court of Appeals also reversed the imposition of a 55% discount on access charges. The Michigan Supreme Court granted applications for leave to appeal filed by several interexchange carriers, the MPSC and the Michigan Attorney General.

While its application for leave to appeal was pending, one interexchange carrier filed another MPSC complaint asking the MPSC to reinstate the 55% discount on access charges and to issue a new mandate for dialing parity. The MPSC granted the interexchange carrier's complaint and required immediate implementation for the

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)

Regulatory Environment (cont'd.)
--------------------------------

State Regulatory Commissions (cont'd.)

MICHIGAN (cont'd)

remaining 30% of our access lines in its January 19, 1999 order.
Ameritech filed a motion for stay of the MPSC's order on January 22, 1999. The Michigan Court of Appeals granted that stay on February 9, 1999.

Pursuant to a March 23, 1999 FCC order, on April 9, 1999, Ameritech Michigan filed an amended implementation plan with respect to the remaining 30% of access lines for which dialing parity had not been implemented. On April 12, 1999, the MPSC approved the plan. Intrastate toll dialing parity was implemented statewide for Michigan Bell access lines on May 12, 1999.

On June 8, 1999, the Michigan Supreme Court issued an opinion which affirmed in part and reversed in part the May 1998 Michigan Court of Appeals decision. In its ruling, the Michigan Supreme Court concluded that the MPSC's 1996 orders were illegal and of no effect, because the MPSC's authority to require the implementation of intraLATA dialing parity had been suspended from November 30, 1995 through July 1, 1997 by the MTA. The Court held that the MPSC's 1994 and 1995 orders requiring statewide implementation were "grandfathered" and "saved" by a savings clause in the MTA, and so were reinstated into effect following July 1, 1997.

The Michigan Supreme Court found that the MPSC had authority to require a 55% discount on access charges, but that such authority was linked to its authority to require dialing parity. Thus, its authority to require a discount was suspended for a similar time period from November 30, 1995 to July 1, 1997. The Court remanded the case to the MPSC solely for the purposes of calculating what monies might be due to the parties in accordance with this ruling.

By separate order, the Michigan Supreme Court remanded Ameritech's appeal of the MPSC's January 19, 1999 order to the Michigan Court of Appeals for consideration in light of the Michigan Supreme Court's opinion.

OHIO

In January 1995, Ameritech Ohio implemented the Advantage Ohio price regulation plan following approval by the PUCO. Rates for all services were capped in 1995 and rates for basic access lines and usage were capped for an additional five years. The plan provides for the ability to flexibly price competitive and discretionary services. Since the inception of the plan, Ameritech Ohio has reduced rates in excess of $110 million. At the same time, Ameritech Ohio has invested $1.5 billion over four years improving the telecommunications network. Ameritech Ohio has committed to meeting certain benchmarks for the deployment of advanced technology to schools, hospitals and libraries, funding of community computer centers, a discounted Lifeline telephone service for low-income customers and $21 million in grants for new technology in public schools and for economic development. As part of the Merger settlement approval by the PUCO, rates for basic residential service will be capped for an additional year, until January 2002.

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

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
----------------------------------------

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among our business units and the phases often are conducted in parallel, as of June 30, 1999, we believe that the inventory and assessment phases are complete and the remediation, testing and deployment phases are substantially complete.

As of June 30, 1999, nearly all of our network elements requiring corrective activity, including all of our core network switches and other network components that we regard as mission-critical, have been made Year 2000 ready and deployed back into production. As of June 30, 1999, all of our identified IT applications, including those that we have determined to be mission-critical, have been remediated. A substantial majority of these corrected applications have completed certification testing and been deployed back into production. We have also made substantial progress in Year 2000 readiness preparations for our remaining infrastructure components (buildings and physical facilities, internal voice telephone systems, and desktop PCs), and these efforts are expected to be completed during the third quarter of 1999. Final integration testing for certain critical systems and processes is scheduled to be completed by the end of the third quarter of 1999.

With the majority of our various systems remediated, tested and deployed back into production, we are well positioned to complete the remediation and deployment of our remaining systems, any additional testing that may be necessary, and the development of our business contingency and continuity plans in advance of the Year 2000 transition. However, our ability to meet that goal remains dependent upon a variety of factors, including the timely provision of necessary upgrades and modifications by our suppliers and contractors. In some instances, upgrades or modifications are not expected to be available until late 1999.

We have sought Year 2000 readiness information from various third-party suppliers on whom we depend for certain products or essential services (such as electric utilities, interexchange carriers, etc.), but, in most instances, we have no method of compelling such disclosure, of assessing the accuracy of information they may provide or of ensuring that these suppliers will convert their critical systems and processes in a timely manner. We are developing business contingency and continuity plans (see discussion below), and are continuing to work with our key suppliers as part of a supplier compliance program to seek to minimize such risks.

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

We currently estimate that we will incur expenses of approximately $230 million through 2001 in connection with our anticipated Year 2000 efforts, of which approximately $150 million had been incurred through June 30, 1999. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
----------------------------------------

resources. We also expect to incur certain capital improvement costs (totaling approximately $14 million) to support this project. Such capital costs (approximately $12 million as of June 30, 1999) are being incurred sooner than originally planned but, for the most part, would have been required in the normal course of business.

We have significant minority investments in large telecommunications providers in Belgium, Denmark, Hungary and Canada. Each of those companies has plans in place and activities under way to address Year 2000 issues, and we are offering advice to these companies in their efforts. Based on information reported to us, the estimated proportionate share of these companies' Year 2000 conversion costs that will flow through to our earnings is not expected to be material. As is true for many companies outside the United States, we believe that the Year 2000 readiness efforts for some of these carriers has not progressed as far as our own, and we expect that the Year 2000 readiness conversion and testing activities at some of these companies will continue into late 1999. There can be no assurance that a Year 2000 failure of one of these carriers would not have a material impact on that company's results of operations, liquidity or financial condition, with a potential effect on Ameritech's investment in, or other income derived from, such companies.

As with other communications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 program in one or more of our mission-critical network elements or IT applications could cause a significant disruption of or interruption in certain of our normal business functions. Based on our assessments and work to date, we believe that any such material disruption to our operations due to failure of an internal system is unlikely. However, due to the uncertainty inherent in Year 2000 issues generally and those that are beyond our control in particular (e.g., the final Year 2000 readiness of our suppliers, customers, electric, gas and other public utilities, interconnecting carriers, and joint venture and foreign investment interests), there can be no assurance that one or more such failures would not have a material impact on our results of operations, liquidity or financial condition.

As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are continuing to develop contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of contingency and continuity plans tailored to meet Year 2000-related challenges. This work is being performed through centrally managed, companywide teams organized by critical business functions (including ordering, provisioning, maintenance, billing and power). Our contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

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

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Euro Conversion
---------------

On January 1, 1999, 11 of the 15 member countries of the European Union formed the Economic and Monetary Union (EMU) and established fixed conversion rates between their sovereign currencies and the future European currency unit, the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The sovereign "legacy" currencies of these countries will continue in circulation within the participating countries until at least January 1, 2002, with a complete transition scheduled for no later than July 1, 2002. At the time of final conversion, new euro-denominated bills and coins will be used exclusively.

Our international business segment includes several significant minority investments in Europe, including Belgacom in Belgium, Tele Danmark in Denmark and Matav in Hungary. Of these, only Belgacom participated in the first phase of the conversion to the Euro. These companies to date have not experienced significant difficulties with the initial phase and continue to work on conversion requirements during the transition period.

Management at our European affiliates has informed us that remaining conversion efforts continue on schedule. Based on information reported to us, the estimated proportionate share of euro-related costs that will flow through to our earnings is not expected to be material.

Effects of foreign currency fluctuations
----------------------------------------

Our foreign operations and investments in international ventures are subject to certain risks related to fluctuation in foreign currency exchange rates. For the quarter and six months ended June 30, 1999, due to fluctuations in the U.S. dollar, we recognized some foreign exchange transaction gains and losses and currency translation adjustments related to these investments. Foreign exchange transaction gains and losses incurred by wholly owned subsidiaries affected operating income. Transaction gains and losses incurred by other international ventures (primarily equity-method investments) affected other income, net. Translation adjustments resulted in a change in the investment balance and a corresponding change in accumulated other comprehensive income on the consolidated balance sheet. While future fluctuations in currency exchange rates could impact results of operations or financial position, we expect foreign investments to continue to provide strong financial results and earnings growth.

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

                AMERITECH CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (cont'd.)


Disclosures about market risk (cont'd.)
---------------------------------------

rates in future periods. It estimates a loss in fair market value using a statistical modeling technique and includes substantially all market risk exposures, specifically excluding equity-method investments. The resulting fair value losses shown in the table below are for a one-day time period with a confidence level of 95%. They have no impact on our results of operations or financial condition.

                          June 30, 1999     Dec. 31, 1998
                          -------------     -------------
Risk Category
  Interest rates                 $ 36               $ 39
  Foreign exchange                 --                 --

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

The fair market value at risk remained relatively constant as of June 30, 1999 as compared with the valuation at December 31, 1998. As previously noted, the value-at-risk model does not consider our significant foreign equity-method investments.

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

FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and is to be adopted as of the beginning of the fiscal year. At the time of adoption, all derivative instruments are to be measured at fair value and recorded on the balance sheet. Any differences between fair value and carrying amount at that time will be recorded as a cumulative effect of a change in accounting principle, in either net income or other comprehensive income, as appropriate. Adoption of this statement may or may not have a material impact on our results of operations or financial position, depending on the nature and magnitude of derivative activity in which we engage and the changes in market conditions with respect to foreign currencies, interest rates or other underlying values. We have not yet quantified the impacts of the initial adoption of FAS 133 on our results of operations or financial condition, nor have we determined when we will implement the new standard.

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

                AMERITECH CORPORATION AND SUBSIDIARIES



Part II - Other Information
---------------------------

Item 6 Exhibits and Reports on Form 8-K.
----------------------------------------

   (a)     Exhibits
           --------
       12 Computation of ratio of earnings to fixed charges for the six months ended June 30, 1999 and 1998.

       18 Letter of preferability from Arthur Andersen LLP related to our directory accounting change.

       27   Financial Data Schedules.

   (b)     Reports on Form 8-K
           -------------------
       We filed a Current Report on Form 8-K, dated April 5, 1999, under Item 5, Other Events and Item 7, Financial Statements and Exhibits, to report our agreement to sell 20 Midwestern cellular properties for $3.27 billion in cash to a venture of GTE and Georgetown Partners.

       We filed a Current Report on Form 8-K dated April 20, 1999 under Item 5, Other Events and Item 7, Financial Statements and Exhibits, to report our earnings for the first quarter of 1999.

                              SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                            Ameritech Corporation




Date:   August 2, 1999                      By:  /s/ Barbara A. Klein
                                            ------------------------------
                                            Barbara A. Klein
                                            Vice President and Comptroller

                                            (Principal Accounting Officer)

GLOSSARY

Access charge -
---------------

a fee that local phone companies charge long-distance carriers for connecting long-distance calls to customers on the local network.

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

Bell operating companies  -
---------------------------
the former Bell telephone subsidiaries of AT&T, including Ameritech's five landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Broadband -
-----------
a transmission facility that has a capacity or "bandwidth" greater than a voice-grade phone line. Broadband facilities - fiber optics and coaxial cable, for example- may carry numerous voice, data and video channels at the same time.

Call management services -
--------------------------
software-based services that add value and convenience for phone customers, such as call waiting, call forwarding and Caller ID.
These services are sold to customers individually or in packages.

Cellular  -
-----------
a communications system that transmits voice, data or video over radio frequencies.

Customer premises equipment (CPE) -
-----------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Data communications -
---------------------
digital transmissions through wired or wireless networks, usually linking computers.

Dial 1 + (Dialing parity) -
---------------------------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
---------
an alternative to traditional analog communications, digital systems transport information in the 1s and 0s of computer code for improved clarity and quality.

Federal Communications Commission (FCC)  -
------------------------------------------
an independent government agency whose mission is to encourage competition in all communications markets and to protect the public interest. The FCC develops and implements policy concerning interstate communications by radio, television, wire, satellite, and cable.

Financial Accounting Standards Board (FASB) -
---------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by U.S. business enterprises.

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

Managed services -
------------------
services that give business customers one point of contact for all communications and computing needs. For example, desktop managed services provide business customers one place to call for anything involving personal computers, phones, videoconferencing, local area networks, private phone systems and more.

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

GLOSSARY (cont'd.)

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

Switched minutes of use -
-------------------------
the measure of time used to bill long-distance companies for access to the local phone network on a usage-sensitive basis.

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

Voice mail -
------------
a service that automatically answers calls, records messages and distributes them.

Wireless -
----------
voice, data and video communications that use radio frequencies rather than wires for transmission. Includes cellular, paging and personal communications services.